Form 10-Q
period 1996-06-30
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 1996-08-14
CIK 917224

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     OR

[ ]  Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                   of 1934


                     COMMISSION FILE NUMBER 333-2522-01


                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
           (Exact Name of Registrant as Specified in its Charter)

                Michigan                                 38-3144240
         (State of Organization)            (I.R.S. Employer Identification No.)

          31700 Middlebelt Road
                Suite 145
       Farmington Hills, Michigan                             48334
(Address of Principal Executive Offices)                   (Zip Code)



       Registrant's telephone number, including area code: (810) 932-3100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                                    INDEX

                                    _____


                                                                           PAGES

PART I


Item 1.         Financial Statements:

                Consolidated Balance Sheets as of June 30, 1996 and
                        December 31, 1995                                     3


                Consolidated Statements of Operations for the Periods
                        Ended June 30, 1996 and 1995                          4


                Consolidated Statements of Cash Flows for the Six Months
                        Ended June 30, 1996 and 1995                          5

                Notes to Consolidated Financial Statements                  6-7


                Summarized Pro Forma Condensed Consolidated Statements
                        of Operations                                         8


Item 2.         Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                9-12



PART II

Item 5.         Ratios of Earnings to Fixed Charges                          13

Item 6.(a)      Exhibits required by Item 601 of Regulation S-K              13

Item 6.(b)      Reports on Form 8-K                                          13

                Signatures                                                   14

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS

                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                 (UNAUDITED)

                                   (000'S)
                                    -----



                           ASSETS                            1996      1995
                                                           --------  --------

   Investment in rental property, net of accumulated
     depreciation of $22,813 and $16,583 in 1996 and
     1995, respectively                                    $533,309  $310,030
   Cash and cash equivalents                                 11,230       121
   Investment in Sun Home Services, Inc. ("SHS")              3,113     3,187
   Other assets                                               8,790    11,766
                                                           --------  --------

                 Total assets                              $556,442  $325,104
                                                           ========  ========


             LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:
     Debt                                                  $180,000  $107,055
     Accounts payable and accrued expenses                    6,091     2,451
     Deposits and other liabilities                           8,952     6,123
     Distributions payable                                    8,049        --
                                                           --------  --------
                                                            203,092   115,629
                                                           --------  --------

   Partners' Capital:
     Preferred Operating Partnership Units ("POP Units"),
         unlimited authorized, 1,325 issued and
         outstanding in 1996                                 35,783        --
     Operating Partnership Units ("OP Units"), unlimited
         authorized, 16,838 and 11,714 issued and
         outstanding in 1996 and 1995, respectively
     General partner                                        283,627   177,593
     Limited partners                                        33,940    31,882
                                                           --------  --------
                 Total partners' capital                    353,350   209,475
                                                           --------  --------
                 Total liabilities and partners' capital   $556,442  $325,104
                                                           ========  ========






                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995

                                 (UNAUDITED)

                                   (000'S)
                                   _______



                                                       FOR THE SIX   FOR THE THREE
                                                      MONTHS ENDED   MONTHS ENDED
                                                        JUNE 30         JUNE 30
                                                  -----------------------------------
                                                     1996     1995      1996     1995
                                                  -------  -------  --------  -------
Revenues:
      Rental income                               $29,254  $19,864   $17,259  $10,471
      Interest and other income                     1,337    1,156       890      779
                                                  -------  -------  --------  -------
             Total revenues                        30,591   21,020    18,149   11,250
                                                  -------  -------  --------  -------
Expenses:
      Property operating and maintenance            6,483    4,583     3,862    2,488
      Real estate taxes                             2,266    1,396     1,398      735
      General and administrative                    1,525    1,235       826      641
      Depreciation and amortization                 6,510    4,423     3,750    2,326
      Interest                                      4,704    2,610     2,666    1,493
                                                  -------  -------  --------  -------
             Total expenses                        21,488   14,247    12,502    7,683
                                                  -------  -------  --------  -------
Income before extraordinary item                    9,103    6,773     5,647    3,567
Extraordinary item, early extinguishment of debt   (6,896)      --    (6,896)      --
                                                  -------  -------  --------  -------
Net income (loss)                                 $ 2,207  $ 6,773  $ (1,249) $ 3,567
                                                  =======  =======  ========  =======
Net income (loss) attributed to:
      General partner                             $ 1,462  $ 5,885  $ (1,475) $ 3,018
      Limited partners                                328      888      (191)     549
      Preferred OP Units                              417       --       417       --
                                                  -------  -------  --------  -------
                                                  $ 2,207  $ 6,773  $ (1,249) $ 3,567
                                                  =======  =======  ========  =======
Earnings per OP Unit:
      Income before extraordinary item            $   .62  $   .61  $    .32  $   .31
      Extraordinary item                             (.49)      --      (.42)      --
                                                  -------  -------  --------  -------
      Net income                                  $   .13  $   .61  $   (.10) $   .31
                                                  =======  =======  ========  =======

Weighted average OP Units outstanding              14,064   11,144    16,363   11,712
                                                  =======  =======  ========  =======

Pro forma information (Note 3):
      Pro forma net income                        $11,109  $ 7,367  $  5,519  $ 3,793
                                                  =======  =======  ========  =======
      Pro forma earnings per common share
         and OP unit (16,838 outstanding
         in each period)                          $   .66  $   .44  $    .33  $   .23
                                                  =======  =======  ========  =======






                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                 (UNAUDITED)

                                   (000'S)

                                   ______


                                                                1996       1995
                                                              ---------  --------
Cash flows from operating activities:
  Net income                                                  $   2,207  $ 6,773
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Extraordinary item, net of prepayment penalties               1,390       --
    Depreciation and amortization costs                           6,510    4,423
    Deferred financing costs                                        158      237
    (Increase) decrease in prepaid expenses and other assets      1,149     (325)
    Increase in accounts payable and other liabilities            6,469      915
                                                              ---------  -------

           Net cash provided by operating activities             17,883   12,023
                                                              ---------  -------

Cash flows from investing activities:
  Investment in rental properties                              (189,550) (19,394)
  Investment in SHS                                                  74   (3,160)
  Investment in notes receivable                                     --   (4,161)
                                                              ---------  -------

           Net cash used in investing activities               (189,476) (26,715)
                                                              ---------  -------

Cash flows from financing activities:
  Distributions                                                 (11,094)  (9,910)
  Proceeds from borrowings                                      180,000   25,279
  Repayments on borrowings                                     (107,055)  (4,679)
  Capital contribution                                          120,851      969
  Retirement of OP Units                                             --   (1,001)
                                                              ---------  -------

           Net cash used in financing activities                182,702   10,658
                                                              ---------  -------

Net increase (decrease) in cash and cash equivalents             11,109   (4,034)

Cash and cash equivalents, beginning of period                      121    5,379
                                                              ---------  -------

Cash and cash equivalents, end of period                      $  11,230  $ 1,345
                                                              =========  =======
Supplemental information:
           OP units issued for rental properties              $  39,959  $15,444
           Debt assumed for rental properties                        --  $11,907



                  The accompanying notes are an integral part
                    of the consolidated financial statements

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -----

1.   BASIS OF PRESENTATION:

These unaudited condensed consolidated financial statements of Sun Communities Operating Limited Partnership have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1995. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period financial statements to conform with current period presentation.



Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the Company's partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. Amounts paid on behalf of Sun by the Company are reflected in the statement of operations as general and administrative expenses. The balance sheet of Sun as of June 30, 1996 is identical to the accompanying Company balance sheet, except as follows:



                                    AS PRESENTED
                                       HEREIN                   SUN COMMUNITIES, INC.
                                    JUNE 30, 1996   ADJUSTMENTS    JUNE 30, 1996
                                    -------------  ------------    -------------
                                              (AMOUNTS IN THOUSANDS)

Minority interests ..............             --   $   69,723        $ 69,723
                                                                     ========
Preferred OP Units ..............       $ 35,783      (35,783)
General partner .................        283,627     (283,627)
Limited partners ................         33,940      (33,940)
Common stock ....................                         149        $    149
Additional paid-in capital ......                     314,898         314,898
Distributions in excess of
  accumulated earnings ..........                     (22,248)        (22,248)
Notes receivable, officer .......                      (9,172)         (9,172)
                                        --------                     --------
  Partners' capital/Stockholders'
     equity .....................       $353,350                     $283,627
                                        ========                     ========


                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ------

2.   DEBT:

     The following table sets forth certain information regarding debt at June 30, 1996 (000's):

                Secured term loan, interest at LIBOR
                      plus 1.50%, due November 1, 1997  $ 30,000
                Senior notes, interest at 7.375%, due
                      May 1, 2001                         65,000
                Senior notes, interest at 7.625%, due
                      May 1, 2003                         85,000
                                                        --------
                                                        $180,000
                                                        ========

3.  ACQUISITION AND RELATED FINANCING:

    Effective May 1, 1996, the Company acquired the portfolio of Aspen Enterprises, Ltd. ("Aspen Properties") consisting of 25 communities comprising 10,367 developed sites and 286 potential expansion sites for $226 million. The Company financed the acquisition and repayment of $105.3 million of secured debt from the following sources:

          - $117.6 million from the sale of 4.8 million shares of common stock at $26.125 per share by Sun Communities, Inc. and the subsequent capital contribution to the Company
          - $148.4 million from the issuance of Senior notes
          - $30.0 million from the secured term loan
          - $4.2 million from common operating partnership units
          - $35.8 million from 7% preferred operating partnership units

    The following Pro Forma Condensed Consolidated Statement of Operations has been presented as if the foregoing acquisition and related financing had occurred as of January 1, 1995. The pro forma condensed consolidated statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been had such transactions actually occurred as of January 1, 1995, nor does it purport to represent the results of operations of the Company for future periods.

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                  SUMMARIZED PRO FORMA CONDENSED CONSOLIDATED

                            STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                   (000'S)
                                   _______






                                            FOR THE SIX      FOR THE THREE
                                            MONTHS ENDED      MONTHS ENDED
                                              JUNE 30           JUNE 30
                                          ----------------  ----------------
                                             1996     1995     1996     1995
                                          -------  -------  -------  -------
   Revenues:
      Rental income                       $39,580  $34,456  $19,666  $17,431
      Interest and other income             1,402    1,248      905      823
                                          -------  -------  -------  -------

            Total revenues                 40,982   35,704   20,571   18,254
                                          -------  -------  -------  -------
   Expenses:
      Property operating and maintenance    8,880    7,996    4,421    4,116
      Real estate taxes                     3,298    2,836    1,656    1,455
      General and administrative            1,725    1,535      876      791
      Depreciation and amortization         8,065    8,065    4,147    4,147
      Interest expense                      6,653    6,653    3,326    3,326
                                          -------  -------  -------  -------

            Total expenses                 28,621   27,085   14,426   13,835
                                          -------  -------  -------  -------

   Income before preferred dividends       12,361    8,619    6,145    4,419

      Less preferred OP unit dividends      1,252    1,252      626      626
                                          -------  -------  -------  -------

   Pro forma net income                   $11,109  $ 7,367  $ 5,519  $ 3,793
                                          =======  =======  =======  =======

   Pro forma earnings per OP unit         $   .66  $   .44  $   .33  $   .23
                                          =======  =======  =======  =======

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Capitalized terms are used as defined elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 1996 and 1995

Rental income increased by $9.4 million from $19.9 million to $29.3 million or
47.3 percent, due to acquisitions ($7.6 million), lease up of sites
($.7 million) and increases in rents and other community revenues
($1.1 million).

Other income increased by $.2 million from $1.2 million to $1.3 million or
15.7 percent due primarily to increased interest income.

Property operating and maintenance increased by $1.9 million from $4.6 million to $6.5 million or 41.5 percent, due primarily to acquisitions ($1.6 million).

Real estate taxes increased by $.9 million from $1.4 million to $2.3 million or
62.3 percent due primarily to acquisitions ($.7 million).

General and administrative expenses increased by $.3 million from $1.2 million to $1.5 million or 23.5 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of rental income declined from 6.2 percent to 5.2 percent as a result of economies of scale resulting from the company's growth.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $6.5 million from $13.8 million to $20.3 million or 47.2 percent. EBITDA increased as a percentage of revenues from 65.7 percent to 66.4 percent.

Interest expense increased by $2.1 million from $2.6 million to $4.7 million or
80.2 percent due to increased debt outstanding.

Depreciation and amortization increased by $2.1 million from $4.4 million to $6.5 million or 47.2 percent due primarily to acquisitions.

The extraordinary item results from the early extinguishment of debt and includes prepayment penalties and related deferred financing costs.

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Comparison of the Three Months Ended June 30, 1996 and 1995

Rental income increased by $6.8 million from $10.5 million to $17.3 million or
64.8 percent, due to acquisitions ($5.9 million), lease up of sites
($.3 million) and increases in rents and other community revenues ($.6 million).

Property operating and maintenance increased by $1.4 million from $2.5 million to $3.9 million or 55.2 percent, due primarily to acquisitions ($1.2 million).

Real estate taxes increased by $.7 million from $.7 million to $1.4 million or
90.2 percent due primarily to acquisitions ($.6 million).

General and administrative expenses increased by $.2 million from $.6 million to $.8 million or 28.9 percent, due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of rental revenues declined from 6.1 percent to 4.8 percent as a result of economies of scale resulting from the company's growth.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $4.7 million from $7.4 million to $12.1 million or 63.3 percent. EBITDA increased as a percentage of revenues from 65.6 percent to 66.5 percent.

Interest expense increased by $1.2 million from $1.5 million to $2.7 million or
78.6 percent due to increased debt outstanding.

Depreciation and amortization increased by $1.4 million from $2.3 million to $3.7 million or 61.2 percent due primarily to acquisitions.

The extraordinary item results from the early extinguishment of debt and includes prepayment penalties and related deferred financing costs.

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    ------

SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the six months ended June 30, 1996 and 1995. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1995. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table excludes the 1,257 sites where the Company's interest is in the form of a shared appreciation mortgage note.


                                             SAME PROPERTY   TOTAL PORTFOLIO
                                            1996      1995    1996     1995
                                           -------  -------  ------- ---------

  Property revenues, including other       $20,828  $18,929  $29,517  $19,919
                                           -------  -------  -------  -------
  Property operating expenses:
       Property operating and maintenance    4,606    4,382    6,483    4,570
       Real estate taxes                     1,484    1,330    2,266    1,396
                                           -------  -------  -------  -------
              Property operating expenses    6,090    5,712    8,749    5,966
                                           -------  -------  -------  -------
  Property EBITDA                          $14,738  $13,217  $20,768  $13,953
                                           =======  =======  =======  =======


  Number of properties                          46       46       77       52
  Developed sites                           14,684   14,383   27,394   16,055
  Occupied sites                            13,877   13,429   25,085   15,075
  Occupancy %                                94.5%    93.4%    91.6%    93.9%
  Weighted average monthly rent per site      $238     $227     $247     $230
  Expansion sites available                  2,191    1,833    2,872    2,049
  Expansion sites in development               339      175      643      175



On a same property basis, property revenues increased by $1.9 million from $18.9 million to $20.8 million, or 10.0 percent, due primarily to increases in rents and occupancy related changes including water and property tax pass throughs. Also contributing to revenue growth was the increase of 448 leased sites at June 30, 1996 compared to June 30, 1995.

Property operating expenses increased by $.4 million from $5.7 million to $6.1 million, or 6.6 percent, due to increased occupancies and costs and increases in assessments and millage by local taxing authorities. Property EBITDA increased by $1.5 million from $13.2 million to $14.7 million, or 11.5 percent.

Expansion sites in the total portfolio increased by 823 from 2,049 to 2,872 with 643 of those sites in development in our markets in Michigan, Indiana, Texas, and Missouri.

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $11.1 million to $11.2 million at June 30, 1996 compared to $.1 million at December 31, 1995 primarily because cash provided by operating and financing activities exceeded cash used in investing activities.

Net cash provided by operating activities was $17.9 million for the six months ended June 30, 1996 compared to $12.0 million for the same period in 1995. This increase was due primarily to increases in accounts payable and other liabilities.

Net cash used in investing activities was $189.5 million for the six months ended June 30, 1996 compared to $26.7 million for the same period in 1995. This was primarily due to the acquisition of the 25 communities comprising the Aspen portfolio in 1996.

Net cash provided by financing activities was $182.7 million for the six months ended June 30, 1996 compared to uses of $10.7 million for the same period in 1995. The change was primarily due to increased net borrowings and proceeds from the capital contributions in 1996.

During the second quarter the Company (i) received a capital contribution of approximately $120.9 million; (ii) sold $150 million of five and seven year notes resulting in net proceeds of approximately $148.4 million; (iii) obtained a $30 million 18 month secured term loan; (iv) issued $4.2 million of common OP units and $35.8 million of preferred OP units in conjunction with the purchase of the Aspen Properties; and (v) replaced an $85 million secured line of credit with a $75 million, 42 month unsecured line of credit.

These proceeds were utilized to acquire the Aspen Properties for $226 million and to retire all but $.8 million of the Company's previously outstanding secured debt. The $150 million of notes are rated "Baa3" by Moody's Investors Service, "BBB-" by Standard & Poor's Ratings Services and "BBB-" by Fitch Investors Service.

The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities and additional capital contributions. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in expansions, and payment of distributions by the Company in both the short and long term.

The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of equity or debt securities. The Company can also meet these requirements by utilizing its $75 million line of credit which bears interest at LIBOR plus 1.50% and is due November 1, 1999.

At June 30, 1996, the Company's debt to total market capitalization approximated 27% (assuming conversion of all Common and Preferred OP Units to shares of common stock on a one-for-one basis), with a weighted average maturity of approximately 5.2 years and a weighted average interest rate of 7.43%.

Recurring capital expenditures approximated $1.1 million for the six months ended June 30, 1996.

PART II


ITEM 5. - RATIOS OF EARNINGS TO FIXED CHARGES

The Company's ratios of earnings to fixed charges for the years
December 31, 1991, 1992, 1993, 1994 and 1995, and the six months ended June 30, 1996 were 0.95:1, 1.05:1, 1.05:1, 2.79:1, 3.03:1 and 2.71:1, respectively.


ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K


     EXHIBIT NO.                                     DESCRIPTION

        12.1                              Ratios of Earnings to Fixed Charges
        27                                Financial Data Schedule


ITEM 6.(B) - REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the period covered by this Form 10-Q:

   (a) Report on Form 8-K dated May 1, 1996, filed with the SEC on May 3, 1996, to report the acquisition of 25 manufactured home communities from affiliates of Aspen Enterprises, Ltd. Financial statements for these communities were previously reported by the Company in its Form 8-K dated March 20, 1996 and filed with the SEC on March 26, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 1996



                                      SUN COMMUNITIES OPERATING
                                      LIMITED PARTNERSHIP
                                      BY:  SUN COMMUNITIES, INC., GENERAL
                                            PARTNER



                                      BY:  /s/  Gary A. Shiffman
                                          -------------------------------------
                                                Gary A. Shiffman, President



                                      BY:  /s/ Jeffrey P. Jorissen
                                           ------------------------------------
                                               Jeffrey P. Jorissen, Chief
                                               Financial Officer and Secretary

                                EXHIBIT INDEX




                                                                   PAGE
                                                         FILED    NUMBER
       EXHIBIT NO.  DESCRIPTION                         HEREWITH  HEREIN
       -----------  ----------------------------------  --------  ------

       12.1         Ratio of Earnings to Fixed Charges  X

       27           Financial Data Schedule             X