Form 10-Q
period 1996-09-30
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 1996-11-14
CIK 917224

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                                     INDEX
                                  ___________



                                                                         PAGES

PART I

Item 1.        Financial Statements:

               Consolidated Balance Sheets as of September 30, 1996 and
                    December 31, 1995                                      3

               Consolidated Statements of Income for the Periods Ended
                    September 30, 1996 and 1995                            4

               Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 30, 1996 and 1995                      5

               Notes to Consolidated Financial Statements                 6-7



Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   8-11



PART II

Item 5.        Ratios of Earnings to Fixed Charges                        12

Item 6.(a)     Exhibits required by Item 601 of Regulation S-K            12

Item 6.(b)     Reports on Form 8-K                                        12

               Signatures                                                 13

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                 (IN THOUSANDS)
                                   __________


                                       ASSETS                                1996                  1995
                                                                             ----                  ----
Investment in rental property, net                                          $538,590              $310,030
Cash and cash equivalents                                                      9,705                   121
Investment in Sun Home Services, Inc. ("SHS")                                  3,553                 3,187
Other assets                                                                   9,557                11,766
                                                                            --------              --------

                   Total assets                                             $561,405              $325,104
                                                                            ========              ========


                          LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Debt                                                                    $180,000              $107,055
    Accounts payable and accrued expenses                                      8,305                 2,451
    Deposits and other liabilities                                             7,550                 6,123
    Distributions payable                                                      8,386                  --
                                                                            --------              --------

                   Total liabilities                                         204,241               115,629
                                                                            --------              --------

Partners' Capital:
    Preferred Operating Partnership Units ("POP Units"),
         unlimited authorized, 1,325 issued and
         outstanding in 1996                                                  35,783                  --
    Operating Partnership Units ("OP Units"), unlimited
         authorized, 16,838 and 11,714 issued and
         outstanding in 1996 and 1995, respectively
    General partner                                                          287,678               177,593
    Limited partners                                                          33,703                31,882
                                                                            --------              --------

                   Total partners' capital                                   357,164               209,475
                                                                            --------              --------

                   Total liabilities and partners' capital                  $561,405              $325,104
                                                                            ========              ========





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

                                 (IN THOUSANDS)





                                                                FOR THE NINE                   FOR THE THREE
                                                                MONTHS ENDED                    MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                           -----------------------        ----------------------
                                                              1996          1995            1996         1995
                                                           ---------     ---------        --------     ---------
Revenues:
       Rental income                                         $49,152     $  31,374        $ 19,898     $  11,510
       Interest and other income                               2,301         1,552             964           396
                                                           ---------     ---------        --------     ---------

               Total revenues                                 51,453        32,926          20,862        11,906
                                                           ---------     ---------        --------     ---------
Expenses:
       Property operating and maintenance                     11,204         7,297           4,721         2,714
       Real estate taxes                                       3,987         2,164           1,721           768
       General and administrative                              2,407         1,879             882           644
       Depreciation and amortization                          10,530         6,911           4,020         2,488
       Interest                                                7,944         4,377           3,240         1,767
                                                           ---------     ---------        --------     ---------

               Total expenses                                 36,072        22,628          14,584         8,381
                                                           ---------     ---------        --------     ---------

Income before extraordinary item                              15,381        10,298           6,278         3,525
Extraordinary item, early extinguishment of debt              (6,896)           --                            --
                                                           ---------     ---------        --------     ---------

Net income                                                 $   8,485     $  10,298        $  6,278     $   3,525
                                                           =========     =========        ========     =========
Net income attributed to:
       General partner                                     $   6,474     $   8,869        $  5,012     $   2,984
       Limited partners                                          968         1,429             640           541
       Preferred OP Units                                      1,043            --             626            --
                                                           ---------     ---------        --------     ---------

                                                           $   8,485    $   10,298        $  6,278     $   3,525
                                                           =========     =========        ========     =========
Earnings per OP Unit:
       Income before extraordinary item                    $     .95    $      .91        $    .33     $     .30
       Extraordinary item                                       (.46)           --              --            --
                                                           ---------     ---------        --------     ---------

       Net income                                          $     .49    $      .91        $    .33     $     .30
                                                           ==========   ==========        ========     =========

Weighted average OP Units outstanding                         15,049        11,333          17,018        11,712
                                                           ==========   ==========        ========     =========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                 (IN THOUSANDS)
                                   __________


                                                                                1996            1995
                                                                                ----            ----
Cash flows from operating activities:
    Net income                                                               $  8,485         $10,298
    Adjustments to reconcile net income to net
         cash provided by operating activities:
      Extraordinary item, net of prepayment penalties                           1,390              --
      Depreciation and amortization costs                                      10,530           6,911
      Deferred financing costs                                                    195             419
      (Increase) decrease in prepaid expenses and other assets                    193          (1,746)
      Increase in accounts payable and other liabilities                        7,281             410
                                                                             --------         -------

              Net cash provided by operating activities                        28,074          16,292
                                                                             --------         -------

Cash flows from investing activities:
    Investment in rental properties                                          (198,700)        (35,408)
    Investment in SHS                                                            (366)         (4,166)
    Investment in notes receivable                                                 --            (242)
                                                                             --------         -------

              Net cash used in investing activities                          (199,066)        (39,816)
                                                                             --------         -------

Cash flows from financing activities:
    Distributions                                                             (18,623)        (14,798)
    Proceeds from borrowings                                                  180,000          39,289
    Repayments on borrowings                                                 (107,055)         (4,794)
    Capital contribution                                                      126,254             969
    Retirement of OP Units                                                         --          (1,001)
                                                                             --------         -------

              Net cash provided by financing activities                       180,576          19,665
                                                                             --------         -------

Net increase (decrease) in cash and cash equivalents                            9,584          (3,859)

Cash and cash equivalents, beginning of period                                    121           5,379
                                                                             --------         -------

Cash and cash equivalents, end of period                                     $  9,705         $ 1,520
                                                                             ========         =======

Supplemental information:
    OP units issued for rental properties                                    $ 39,959         $15,444
    Debt assumed for rental properties                                             --         $11,907


                  The accompanying notes are an integral part
                    of the consolidated financial statements

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ________


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

Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real
Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the Company's partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. Amounts paid on behalf of Sun by the Company are reflected in the statement of operations as general and administrative expenses. The balance sheet of Sun as of September 30, 1996 is identical to the accompanying Company balance sheet, except as follows:

                                                   AS PRESENTED
                                                      HEREIN                               SUN COMMUNITIES, INC.
                                                  SEPT. 30, 1996       ADJUSTMENTS            SEPT. 30, 1996
                                                  --------------       -----------         -------------------
                                                                       (AMOUNTS IN THOUSANDS)
        Minority interests  . . . . . .                     --        $  69,486                $ 69,486
                                                                                               ========

        Preferred OP Units  . . . . . .               $ 35,783          (35,783)
        General partner . . . . . . . .                287,678         (287,678)
        Limited partners  . . . . . . .                 33,703          (33,703)
        Common stock  . . . . . . . . .                                     151                $    151
        Additional paid-in capital  . .                                 320,819                 320,819
        Distributions in excess of
            accumulated earnings  . . .                                 (24,119)                (24,119)
        Officers' notes . . . . . . . .                                  (9,173)                 (9,173)
                                                      --------                                  --------
            Partners' capital/Stockholders'
                  equity  . . . . . . .               $357,164                                 $287,678
                                                      ========                                 ========

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ________


2. RENTAL PROPERTY:

The following summarizes rental property (in thousands):

                                                                     September 30,         December 31,
                                                                         1996                   1995
                                                                    ------------            ------------

              Land                                                   $ 59,048               $ 32,565
              Property under development                                5,612                  2,075
              Depreciable property                                    500,612                291,973
                                                                     --------               --------
                                                                      565,272                326,613
              Accumulated depreciation                                (26,682)               (16,583)
                                                                     --------               --------

              Rental property, net                                   $538,590               $310,030
                                                                     ========               ========


3.    DEBT:

The following table sets forth certain information regarding debt at September 30, 1996 (in thousands):


         Secured term loan, interest at LIBOR
                  plus 1.50%, due November 1, 1997                                        $  30,000
         Senior notes, interest at 7.375%, due
                  May 1, 2001                                                                65,000
         Senior notes, interest at 7.625%, due
                  May 1, 2003                                                                85,000
                                                                                          ---------

                                                                                          $ 180,000
                                                                                          =========

4.  ACQUISITION AND RELATED FINANCING:

Effective May 1, 1996, the Company acquired the portfolio of Aspen Enterprises, Ltd. ("Aspen Properties") consisting of 25 communities for $226 million.

On a pro forma, unaudited basis, as if the Aspen Properties acquisition had occurred as of January 1, 1995, total revenues, income before extraordinary item, net income, earnings per common OP unit before extraordinary item and net income per common OP unit for the nine months ended September 30, 1996 would have been $61.8 million, $16.4 million, $9.5 million, $.97 and $.56, respectively, and total revenues, net income and net income per common OP unit for the nine months ended September 30, 1995 would have been $54.9 million, $11.6 million, and $.72, respectively.

The pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been had such transactions actually occurred as of January 1, 1995, nor does it purport to represent the results of operations of the Company for future periods.

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    ________

OVERVIEW

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Capitalized terms are used as defined elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 1996 and 1995

Rental income increased by $17.8 million from $31.4 million to $49.2 million or
56.7 percent, due to acquisitions ($15.4 million), lease up of sites ($1.0 million) and increases in rents and other community revenues ($1.4 million).

Other income increased by $.7 million from $1.6 million to $2.3 million or 48.3 percent due primarily to increased interest income.

Property operating and maintenance increased by $3.9 million from $7.3 million to $ 11.2 million or 53.5 percent, due primarily to acquisitions ($3.4 million).

Real estate taxes increased by $1.8 million from $2.2 million to $4.0 million or 84.2 percent due primarily to acquisitions ($1.6 million).

General and administrative expenses increased by $.5 million from $1.9 million to $2.4 million or 28.1 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of rental income declined from 6.0 percent to 4.9 percent as a result of economies of scale resulting from the company's growth.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $12.3 million from $21.6 million to $33.9 million or 56.8 percent. EBITDA increased as a percentage of revenues from 65.6 percent to 65.8 percent.

Depreciation and amortization increased by $3.6 million from $6.9 million to $10.5 million or 52.4 percent due primarily to acquisitions.

Interest expense increased by $3.5 million from $4.4 million to $7.9 million or
81.5 percent due to increased debt outstanding.

The extraordinary item results from the early extinguishment of debt and includes prepayment penalties and related deferred financing costs.

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                       ________


Comparison of the Three Months Ended September 30, 1996 and 1995

Rental income increased by $8.4 million from $11.5 million to $19.9 million or
72.9 percent, due to acquisitions ($7.8 million), lease up of sites ($.3 million) and increases in rents and other community revenues ($.3 million).

Property operating and maintenance increased by $2.0 million from $2.7 million to $4.7 million or 73.9 percent, due primarily to acquisitions ($1.8 million).

Real estate taxes increased by $.9 million from $.8 million to $1.7 million or
124.1 percent due primarily to acquisitions ($.8 million).

General and administrative expenses increased by $.3 million from $.6 million to $.9 million or 37.0 percent, due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of rental revenues declined from 5.6 percent to 4.4 percent as a result of economies of scale resulting from the company's growth.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $5.7 million from $7.8 million to $13.5 million or 74.0 percent. EBITDA decreased as a percentage of revenues from 65.3 percent to 64.9 percent.

Depreciation and amortization increased by $1.5 million from $2.5 million to $4.0 million or 61.6 percent due primarily to acquisitions.

Interest expense increased by $1.4 million from $1.8 million to $3.2 million or
83.4 percent due to increased debt outstanding.

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                        ________


SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the nine months ended September 30, 1996 and 1995. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1995. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table excludes the 1,244 sites where the Company's interest is in the form of a shared appreciation mortgage note.



                                                                 SAME PROPERTY                 TOTAL PORTFOLIO
                                                                ----------------             -------------------

                                                              1996          1995              1996          1995
                                                              ------        ------            ------        ------
Property revenues, including other                         $  31,438     $  29,009         $  49,490    $   31,658
                                                             -------     ---------         ---------     ---------

Property operating expenses:
       Property operating and maintenance                      7,205         6,870            11,204         7,297
       Real estate taxes                                       2,275         2,006             3,987         2,164
                                                             -------     ---------         ---------     ---------
               Property operating expenses                     9,480         8,876            15,191         9,461
                                                             -------     ---------         ---------     ---------

Property EBITDA                                            $  21,958     $  20,133         $  34,299    $   22,197
                                                             =======      ========         =========    ==========


Number of properties                                              46            46                77            52
Developed sites                                               14,730        14,574            27,517        16,810
Occupied sites                                                13,906        13,541            25,234        15,704
Occupancy %                                                     94.4%         92.9%             91.7%         93.4%
Weighted average monthly rent per site                     $     241     $     230         $     249    $      233
Sites available for development                                1,966         1,750             3,461         2,199
Sites in development                                             462           109               662           169


On a same property basis, property revenues increased by $2.4 million from $29.0 million to $31.4 million, or 8.4 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass throughs. Also contributing to revenue growth was the increase of 365 leased sites at September 30, 1996 compared to September 30, 1995.

Property operating expenses increased by $.6 million from $8.9 million to $9.5 million, or 6.8 percent, due to increased occupancies and costs and increases in assessments and millage by local taxing authorities. Property EBITDA increased by $1.8 million from $20.1 million to $21.9 million, or 9.1 percent.

Sites available for development in the total portfolio increased by 1,262 from 2,199 to 3,461 with 643 of those sites in development in our markets in Michigan, Indiana, Texas, and Missouri.

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    ________


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $9.6 million to $9.7 million at September 30, 1996 compared to $.1 million at December 31, 1995 primarily because cash provided by operating and financing activities exceeded cash used in investing activities.

Net cash provided by operating activities was $27.7 million for the nine months ended September 30, 1996 compared to $16.3 million for the same period in 1995. This increase was due primarily to increases in accounts payable and other liabilities.

Net cash used in investing activities was $199.1 million for the nine months ended September 30, 1996 compared to $39.8 million for the same period in 1995. This was primarily due to the acquisition of the 25 communities comprising the Aspen portfolio in 1996.

Net cash provided by financing activities was $180.9 million for the nine months ended September 30, 1996 compared to $19.7 million for the same period in 1995. The change was primarily due to increased net borrowings and proceeds from the capital contributions in 1996.

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

At September 30, 1996, the Company's debt to total market capitalization approximated 26% (assuming conversion of all Common and Preferred OP Units to shares of common stock on a one-for-one basis), with a weighted average maturity of approximately 4.9 years and a weighted average interest rate of 7.4%.

Recurring capital expenditures approximated $1.9 million for the nine months ended September 30, 1996.

PART II


ITEM 5. - RATIOS OF EARNINGS TO FIXED CHARGES

The Company's ratios of earnings to fixed charges for the years December 31, 1991, 1992, 1993, 1994 and 1995, and the nine months ended September 30, 1996 were 0.95:1, 1.05:1, 1.05:1, 2.79:1, 3.03:1 and 2.53:1, respectively.

ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K


 EXHIBIT NO.                          DESCRIPTION
 -----------                          -----------
 12.1                              Ratios of Earnings to Fixed Charges
 27                                Financial Data Schedule


ITEM 6.(B) - REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the period covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 1996



                                     SUN COMMUNITIES OPERATING
                                     LIMITED PARTNERSHIP
                                     BY:  SUN COMMUNITIES, INC., GENERAL PARTNER



                            BY:  /s/ Gary A. Shiffman
                                ----------------------------
                                     Gary A. Shiffman, President


                            BY:  /s/ Jeffrey P. Jorissen
                                 --------------------------
                                     Jeffrey P. Jorissen
                                     Financial Officer and Secretary

                                 EXHIBIT INDEX



                                                                                    PAGE
                                                                    FILED          NUMBER
EXHIBIT NO.            DESCRIPTION                                HEREWITH         HEREIN
-----------            -----------                                --------         ------
12.1                   Ratio of Earnings to Fixed Charges          X

27                     Financial Data Schedule                     X
