Form 10-K405
period 1996-12-31
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 1997-03-31
CIK 917224

                                 FORM 10-K

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                    OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  ________ TO


                           Commission File No. 333-2522-01

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

STATE OF MICHIGAN                                                 38-3144240
State of Organization                               I.R.S. Employer I.D. No.

                           31700 MIDDLEBELT ROAD
                                SUITE 145
                     FARMINGTON HILLS, MICHIGAN 48334
                             (810) 932-3100
      (Address of principal executive offices and telephone number)


        Securities Registered Pursuant to Section 12(b) of the Act:
                                   NONE

        Securities Registered Pursuant to Section 12(g) of the Act:
                                   NONE


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                   [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  __X__   No  _____

     As of March 3, 1997, the aggregate market value of the Registrant's partnership units held by non-affiliates of the Registrant was approximately $108,970,000 determined in accordance with the highest price at which the stock of Sun Communities, Inc. (into which the partnership units are convertible on a one-for-one basis) was sold on such date as reported by the New York Stock Exchange.

                                   PART I

ITEM 1. BUSINESS

GENERAL

     Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Company"), owns and operates manufactured housing communities concentrated in the midwestern and southeastern United States. Sun Communities, Inc., a Maryland corporation and the sole general partner of the Company ("General Partner"), is a fully integrated real estate company which, together with its affiliates and predecessors, has been in the business of acquiring, operating and expanding manufactured housing communities since 1975. As of March 1, 1997, the Company, in conjunction with its subsidiary, Sun Communities Finance Limited Partnership, a Michigan limited partnership (the "Financing Partnership"), owned and managed a portfolio of 83 manufactured housing community properties (the "Properties") located in 12 states. The Properties contain an aggregate of 29,500 developed sites and approximately 3,500 sites suitable for development. In order to enhance property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation ("Home Services"), actively markets and sells new and used manufactured homes for placement in the Properties.

     The General Partner expects to qualify and has made an election to be taxed as a REIT for federal income tax purposes commencing with the calendar year beginning January 1, 1994, and will be self-administered and self-managed.

     The Company's executive and principal property management office is located at 31700 Middlebelt Road, Suite 145, Farmington Hills, Michigan 48334 and its telephone number is (810) 932-3100. The Company has regional property management offices located in Elkhart, Indiana and Tampa, Florida. The Company employed 437 people as of March 1, 1997.

HISTORY OF THE COMPANY

     The immediate predecessor to Sun Communities, Inc. was incorporated in January 1985 to continue and expand the business of acquiring, owning and operating manufactured housing communities that was originally started in 1975. Since its inception, the General Partner's strategy has been to acquire and in many cases expand or renovate existing manufactured housing communities. The General Partner has maintained this strategy because it believes attractive investment returns can be obtained by purchasing existing properties with expansion potential.

MAJOR ACQUISITION

     On May 1, 1996, the Company and a wholly-owned subsidiary, Sun GP L.L.C., a Michigan limited liability company ("GP"), acquired 25 manufactured housing communities (the "Aspen Properties") from affiliates of Aspen Enterprises, Ltd., (collectively, "Aspen") for a purchase price of $226.0 million (excluding related transaction costs). The Aspen Properties are located primarily in Florida and Michigan and, as of March 1, 1997, contained a total of 10,367 developed sites and approximately 286 sites suitable for development.

     Of the $226.0 million purchase price for the Aspen Properties, $4.2 million was issued in the form of limited partnership interests in the Company (the "Common OP Units"), and $35.8 million was issued in the form of convertible preferred units in the Company (the "Preferred OP Units"). Both the Common OP Units and the Preferred OP Units were issued to Aspen affiliates, including certain former Aspen employees who became employees of the Company upon the closing of the acquisition of the Aspen Properties. For tax and other purposes, the Company acquired 100% of the partnership interests in certain Aspen Properties rather than directly acquiring such properties.

     The 1,325,275 Preferred OP Units represent equity interests in the General Partner and have the effect of increasing the minority interest reflected on the General Partner's consolidated financial statements. The issue price of the Preferred OP Units was $27 per unit (the "Issue Price"). The Preferred OP Units are entitled to a fixed quarterly distribution equal to 7.00% per annum of the Issue Price, which distribution is payable by the Company prior to any distributions to its other general or limited partners, including distributions in respect of the shares of the General Partner's common stock (the "Common Stock"). To the extent the Company issues additional preferred securities, payment of distributions for such preferred securities must rank pari passu or junior to distribution payments on the Preferred OP Units. The distributions payable to holders of Preferred OP Units will not increase to the extent the Company increases the distributions to its other partners.

     In June 2002, the Preferred OP Units will be convertible into Common OP Units or redeemable for cash at the Issue Price, at the option of the holder. If converted, holders of Preferred OP Units will receive a number of Common OP Units that will give them the benefit of: (i) 100% of the first $4.50 per share increase in the average closing price of the shares of Common Stock for the ten business days prior to conversion (the "Conversion Date Price") over the Issue Price; (ii) none of the increase in the Conversion Date Price over the Issue Price to the extent such difference is greater than $4.50 per share but less than $9.00 per share; and (iii) 25% of the increase in the Conversion Date Price over the Issue Price to the extent such difference exceeds $9.00 per share. The Company structured this conversion formula to encourage holders of the Preferred OP Units to convert, rather than redeem, their units to the extent the market price of the Common Stock increases by June 2002. If the Company fails to make any Preferred OP Unit distribution payment within 20 days of its due date, the Company's redemption obligation is subject to acceleration by the holders of the Preferred OP Units.

     The Company's obligation to redeem the Preferred OP Units is currently unsecured. If the Company and Aspen do not agree upon appropriate security for the Company's obligation to redeem the Preferred OP Units and the Company (i) does not maintain an investment-grade credit rating for the Company's unsecured debt for any consecutive 60-day period or (ii) issues additional equity securities that do not rank junior to the Preferred OP Units, the Company's obligation to redeem the Preferred OP Units can be accelerated by the holders of the Preferred OP Units. The Company has continuously maintained an investment-grade credit rating for the Company's unsecured debt since the issuance of the Preferred OP Units.

     The acquisition of the Aspen Properties was funded by utilizing a portion of the proceeds of the offering of 4,700,000 shares of the Common Stock that closed on April 8, 1996 and a $150 million debt offering of investment-grade, senior unsecured notes that closed on April 29, 1996.

STRUCTURE OF THE COMPANY

     The operations of the General Partner are carried on through certain subsidiaries (the "Subsidiaries"), including the Company and the Financing Partnership, which, among other things, enables the General Partner to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs. The General Partner established the Company to allow the General Partner to acquire manufactured housing communities in transactions that defer some or all of the sellers' tax consequences. Substantially all of the General Partner's assets are held by or through the Company, of which the General Partner is the sole general partner, and wholly-owned subsidiaries of the Company. In addition to the Company and the Financing Partnership, the Subsidiaries include Home Services, which provides manufactured home sales and brokerage services to current and prospective tenants of the Properties. The Company owns 100% of the non-voting preferred stock of Home Services, which entitles the Company to 95% of the cash flow from operating activities of Home Services. As of March 1, 1997, the voting common stock of Home Services was owned by Milton M. Shiffman, Gary A. Shiffman and Jeffrey P. Jorissen, executive officers of the General Partner, entitling them to the remaining 5% of such cash flow from operating activities. Sun Water Oak Golf, Inc. ("Sun Golf") is a wholly-owned subsidiary of Home Services. Sun Golf was organized to own and operate the golf course, restaurant and related facilities located on the Water Oak Property that were acquired in November 1994.

THE MANUFACTURED HOUSING COMMUNITY INDUSTRY

     A manufactured housing community is a residential subdivision designed and improved with sites for the placement of manufactured homes and related improvements and amenities. Manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. Manufactured homes are available in a wide array of designs, providing owners with a level of customization generally unavailable in other forms of multi-family housing.

     Modern manufactured housing communities, such as the Properties, contain improvements similar to other garden-style residential developments, including centralized entrances, paved streets, curbs and gutters, and parkways. In addition, these communities also often provide a number of amenities, such as a clubhouse, a swimming pool, shuffleboard courts, tennis courts, laundry facilities and cable television service.

     The owner of each home in the Company's communities leases the site on which the home is located. The Company owns the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance. Some communities provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities. Each owner within the Company's communities is responsible for the maintenance of his home and leased site. As a result, capital expenditure needs tend to be less significant, relative to multi-family rental apartment complexes.

PROPERTY MANAGEMENT

     The Company's property management strategy emphasizes intensive, hands-on management by dedicated, on-site property managers. The Company believes that this on-site focus enables it to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the Company's 437 employees, 396 are located on-site as property managers, support staff, or maintenance personnel.

     The Company's property managers are overseen by Brian W. Fannon, Senior Vice President and Chief Operating Officer of the General Partner, who has 27 years of property management experience, three Vice Presidents and eight Regional Property Managers. In addition, the Regional Property Managers are responsible for semi-annual market surveys of competitive parks, interaction with local manufactured home dealers and regular property inspections.

     Each property manager performs regular inspections in order to continually monitor the property's physical condition and provides managers with the opportunity to understand and effectively address tenant concerns. In addition to a property manager, each property has an on-site maintenance person and management support staff. The Company holds periodic training sessions for all property management personnel to ensure that management policies are implemented effectively and professionally.

BROKERAGE AND HOME SALES

     Home Services offers manufactured home brokerage and sales services to tenants and prospective tenants in the Company's communities. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, since many of the homes in the Properties are sold through Home Services, better control of home quality in the Company's communities can be maintained than if brokerage and sales services were conducted solely through third-party brokers.

COMPETITION

     All of the Properties are located in developed areas that include other manufactured housing community properties. The number of competitive manufactured housing community properties in a particular area could have a material effect on the Company's ability to lease sites and on rents charged at the Properties or at any newly acquired properties. The Company may be competing with others that have greater resources than the Company and whose officers and directors have more experience than the Company's officers and directors. In addition, other forms of multi-family residential properties, such as private and federally funded or assisted multi-family housing and single-family housing, provide housing alternatives to potential tenants of manufactured housing communities.

REGULATIONS AND INSURANCE

     General. Manufactured housing community properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. The Company believes that each Property has the necessary operating permits and approvals.

     Americans with Disabilities Act ("ADA"). The Properties and any newly acquired manufactured housing communities must comply with the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that public facilities such as clubhouses, pools and recreation areas be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and other capital improvements at the Company's properties. Noncompliance could result in imposition of fines or an award of damages to private litigants. The Company does not believe the ADA will have a material adverse impact on the Company's results of operations. If required property improvements involve a greater expenditure than the Company currently anticipates, or if the improvements must be made on a more accelerated basis than it anticipates, the Company's ability to make expected distributions could be adversely affected. The Company believes that its competitors face similar costs to comply with the requirements of the ADA.

     Rent Control Legislation. State and local rent control laws in certain jurisdictions limit the Company's ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. The Company presently expects to continue to operate manufactured housing community properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, 25 of the Properties are located in Florida, which has enacted a law which provides that a majority of tenants in a manufactured housing community may require that a proposed increase in site rental rates, reduction in services or utilities or change in the community's rules and regulations be submitted for formal mediation or arbitration if they believe that the proposal is unreasonable.

     Insurance. Management believes that the Properties are covered by adequate fire, flood, property and business interruption insurance provided by reputable companies and with commercially reasonable deductibles and limits. The Company maintains a blanket policy that covers all of the Properties. The Company has obtained title insurance insuring fee title to the Properties in an aggregate amount which the Company believes to be adequate.

ITEM 2. PROPERTIES

     General. As of March 1, 1997, the Properties consisted of 83 manufactured housing communities concentrated in 12 states in the midwestern and southeastern United States, containing 29,500 developed sites and approximately 3,500 sites suitable for development. Most of the Properties include amenities oriented towards family and retirement living. Of the 83 Properties, 67 have more than 200 sites, with the largest having 1,272 sites.

     The Properties had an aggregate occupancy rate of 95% as of December 31, 1996, excluding seasonal RV sites. Since January 1, 1996, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 3% and an average annual turnover of residents (where the home is sold and remains within the community, typically without interruption of rental income) of approximately 9%.

     The Company believes that its Properties' high amenity levels contribute to low turnover and generally high occupancy rates. All of the Properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool, laundry facilities and cable television service. Many Properties offer additional amenities such as sauna/whirlpool spas, tennis, shuffleboard and basketball courts and/or exercise rooms.

     The Company has sought to concentrate its communities within certain geographic areas in order to achieve economies of scale in management and operation. Except for three Properties located in Texas, the Properties are located in the midwestern and southeastern United States. The Company has identified Florida as a key market in which to expand its existing operations in the southeast because of Florida's stable tenant base, relatively low cost of living and attractive acquisition opportunities. Additionally, the Company's midwestern operations serve as a source of prospective tenants for the Florida Properties, which are generally oriented towards retirement living.

     The following table sets forth certain information relating to the Properties owned as of March 1, 1997:


                             DEVELOPED
                           SITES AS OF           OCCUPANCY AS OF       OCCUPANCY AS OF    OCCUPANCY AS OF
PROPERTY AND LOCATION      12/31/96 (1)          12/31/94 (1)          12/31/95 (1)         12/31/96 (1)
---------------------   --------------------  --------------------  --------------------  ---------------
MIDWEST
MICHIGAN
Allendale
Allendale, MI.........          223                   98%                   96%                 97%
Alpine
Grand Rapids, MI......          381                   99%                   96%                 99%
Bedford Hills
Battle Creek, MI......          340                   95%                   94%                 94%
Brentwood
Kentwood, MI..........          197                   98%                   97%                 99%
Creekwood
Burton, MI (2)........           0                    ---                   ---                 ---
Byron Center
Byron Center, MI......          143                   96%                   92%                 97%
Candlewick Court
Owosso, MI............          211                   99%                   100%                99%
College Park Estates
Canton, MI............          230                   98%                   98%                 99%
Continental Estates
Davison, MI...........          386                   (3)                   (3)                 93%
Continental North
Davison, MI...........          334                   (3)                   (3)                 95%
Country Acres
Cadillac, MI..........          182                   98%                   98%                 98%
Country Meadows
Flat Rock, MI.........          489                   87%                   99%                 99%
Countryside Village
Perry, MI.............          359                   96%                   99%                 96%
Cutler Estates
Grand Rapids, MI......          281                   97%                   96%                 98%
Davison East
Davison, MI...........          190                   (3)                   (3)                 99%
Fisherman's Cove
Flint, MI.............          162                   99%                   98%                 97%
Grand
Grand Rapids, MI......          312                   97%                   95%                 98%
Hamlin
Webberville, MI.......          146                   100%                  99%                100%
Kensington Meadows
Lansing, MI...........          206                   (4)                   94%               67% (6)
Kings Court
Traverse City, MI.....          588                   93%                   94%               92% (6)
Lincoln Estates
Holland, MI...........          191                   98%                   98%                 97%
Maple Grove Estates
Dorr, MI..............           46                   100%                  100%               100%
Meadow Lake Estates
White Lake, MI........          425                   98%                   97%                100%
Meadowbrook Estates
Monroe, MI............          453                   100%                  100%               100%
Meadowstream Village
Sodus, MI.............          159                   99%                   98%                 99%

                             DEVELOPED
                           SITES AS OF           OCCUPANCY AS OF       OCCUPANCY AS OF    OCCUPANCY AS OF
PROPERTY AND LOCATION      12/31/96 (1)          12/31/94 (1)          12/31/95 (1)         12/31/96 (1)
---------------------   --------------------  --------------------  --------------------  ---------------
Parkwood
Grand Blanc, MI.......          250                   97%                   96%                 97%
Presidential
Hudsonville, MI.......          326                   98%                   96%                 98%
Scio Farms
Ann Arbor, MI.........          913                   (4)                   100%                99%
Sherman Oaks
Jackson, MI...........          366                   92%                   100%                99%
Timberline Estates
Grand Rapids, MI......          296                   99%                   98%                100%
Town & Country
Traverse City, MI.....          192                   100%                  98%                100%
                        --------------------  --------------------  --------------------  ---------------
Michigan Total........         8,977                  97%                   97%                 98%
                        ====================  ====================  ====================  ===============
INDIANA
Brookside Village
Goshen, IN............          338                   99%                   99%                 99%
Carrington Pointe
Ft. Wayne, IN.........          170                   (5)                   (5)                 (5)
Clear Water Village
South Bend, IN........          162                   98%                   93%                 97%
Cobus Green
Elkhart, IN...........          386                   94%                   98%                 98%
Holiday Village
Elkhart, IN...........          326                   96%                   98%                 99%
Liberty Farms
Valparaiso, IN........          220                   96%                   100%              92% (6)
Maplewood
Lawrence, IN..........          207                   95%                   97%                 99%
Meadows
Nappanee, IN..........          330                   93%                   96%                 98%
Meadowbrook
Indianapolis, IN......          343                   94%                   96%                 98%
Pine Hills
Middlebury, IN........          126                   98%                   99%                 96%
Timberbrook
Bristol, IN...........          567                   92%                   84%               88% (6)
Valley Mills
Indianapolis, IN......          357                   97%                   99%                 98%
West Glen Village
Indianapolis, IN......          552                   99%                   99%                 99%
Woods Edge
West Lafayette, IN....          430                   97%                   92%                 99%
                        --------------------  --------------------  --------------------  ---------------
Indiana Total.........         4,514                  96%                   96%                 97%
                        ====================  ====================  ====================  ===============
OTHER
Branch Creek Estates
Austin, TX............          321                   (4)                   98%               94% (6)
Candlelight
Chicago Heights, IL...          309                   97%                   93%                 95%
Catalina Community
Middletown, OH........          462                   99%                   98%                 99%
Chisholm Point Estates
Pflugerville, TX......          405                   (4)                   98%               83% (6)

                             DEVELOPED
                           SITES AS OF           OCCUPANCY AS OF       OCCUPANCY AS OF    OCCUPANCY AS OF
PROPERTY AND LOCATION      12/31/96 (1)          12/31/94 (1)          12/31/95 (1)         12/31/96 (1)
---------------------   --------------------  --------------------  --------------------  ---------------
Douglas
Atlanta, GA...........          204                   74%                   89%                 95%
Edwardsville
Edwardsville, KS......          597                   82%                   90%                 93%
Flagview
Atlanta, GA...........          196                   75%                   93%                 98%
Four Seasons
Ankeny, IA............          400                   100%                  100%                98%
Paradise
Chicago Heights, IL...          278                   99%                   99%                 98%
Pine Ridge
Petersburg, VA........          245                   98%                   100%                98%
Pin Oak Parc
O'Fallon, MO..........          380                   98%                   99%                 99%
Snow to Sun
Weslaco, TX...........          497                   (5)                   (5)                 (5)
Timber Ridge
Ft. Collins, CO.......          582                   99%                   100%               100%
Worthington Arms
Delaware, OH..........          224                   98%                   99%                100%
                        --------------------  --------------------  --------------------  ---------------
Other Total...........         5,100                  96%                   97%                 96%
                        ====================  ====================  ====================  ===============
SOUTHEAST
FLORIDA
Arbor Terrace
Bradenton, FL.........          213                   100%                  100%               100%
Ariana Village
Lakeland, FL..........          210                 72% (7)               72% (7)             78% (7)
Bonita Lake
Bonita Springs, FL....           65                   100%                  100%               100%
Breezy Hills
Pompano Beach, FL.....          578                   100%                  100%                99%
Chain O'Lakes
Grand Island, FL......          325                   92%                   97%                 95%
Golden Lakes
Plant City, FL........          426                   93%                   91%                 92%
Indian Creek
Ft. Myers Beach, FL...          1272                  100%                  100%               100%
Island Lakes
Merritt Island, FL....          301                   (4)                   100%               100%
Kings Lake
Debary, FL............          245                 53% (7)               62% (7)             66% (7)
Kings Pointe
Winter Haven, FL......          229                 39% (7)               43% (7)             48% (7)
Kissimmee Gardens
Kissimmee, FL.........          239                   100%                  99%                100%
Lake Juliana
Auburndale, FL........          293                 52% (7)               54% (7)             57% (7)
Lake San Marino
Naples, FL............          272                   100%                  100%               100%
Leesburg Landing
Lake County, FL.......           94                   (3)                   (3)               54% (7)
Meadowbrook Village
Tampa, FL.............          257                   95%                   100%                97%

                             DEVELOPED
                           SITES AS OF           OCCUPANCY AS OF       OCCUPANCY AS OF    OCCUPANCY AS OF
PROPERTY AND LOCATION      12/31/96 (1)          12/31/94 (1)          12/31/95 (1)         12/31/96 (1)
---------------------   --------------------  --------------------  --------------------  ---------------
Orange Tree
Orange City, FL.......          246                 76% (7)               78% (7)             83% (7)
Plantation Manor
Ft. Pierce, FL........          376                   97%                   95%                 97%
Pleasure Cove
Ft. Pierce, FL........          209                   98%                   95%                 95%
Royal Country
Miami, FL.............          863                   100%                  100%                99%
Saddle Oak Club
Ocala, FL.............          376                   (4)                   98%                100%
Siesta Bay
Ft. Myers Beach, FL...          703                   100%                  100%               100%
Silver Star
Orlando, FL...........          426                   98%                   96%                 96%
Tallowwood
Coconut Creek, FL.....          279                   62%                   62%                 63%
Water Oak Country Club
Estates
Lady Lake, FL.........          688                   100%                  100%               100%
Whispering Palm
Sebastian, FL.........          428                   100%                  100%                96%
                        --------------------  --------------------  --------------------  ---------------
Florida Total.........         9,613                  88%                   89%                 93%
                        ====================  ====================  ====================  ===============
TOTAL/AVERAGE.........         28,204                 93%                   93%                 95%
                        ====================  ====================  ====================  ===============

(1) Excludes 1,223 seasonal RV Sites owned at December 31, 1996, which are leased during the season.

(2) This Property is owned by a joint venture in which the Company has a 50% interest.

(3)  Acquired in 1996.

(4)  Acquired in 1995.

(5)  Acquired in 1997.

(6) Occupancy in these communities reflects the recent development of sites which are in their initial lease-up phase.

(7) Occupancy in these communities reflects the fact that these communities are in their initial lease-up phase.


     Leases. The typical lease entered into between a tenant and the Company for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties, or, in some instances, as provided by statute. In some cases, leases are for one-year terms, with up to ten renewal options exercisable by the tenant, with rent adjusted for increases in the consumer price index. These leases are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults. See "Regulations and Insurance."

      ITEM 3. LEGAL PROCEEDINGS

     Certain partnerships which previously owned twenty-four of the Properties (the "Sun Partnerships") were involved in a variety of legal proceedings arising in the ordinary course of business prior to the transfer of the Properties to the Company, and the Company has become a successor party-in-interest to these proceedings as a result of the contribution of the Properties to the Company, as well as other proceedings that have arose in the ordinary course of operating the

Properties. All such proceedings, taken together, are not expected to have a material adverse impact on the Company.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                   PART II

      ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

     There is no established public market for any class of the Company's equity securities. On March 3, 1997, partnership units of the Company were held by 95 holders of record.

     The General Partner's Common Stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993 under the symbol "SUI." On March 3, 1997, the closing sales price of the Common Stock was $32 1/8 and the Common Stock was held by approximately 1,213 holders of record. The following table sets forth the high and low closing sales prices per share for the Common Stock for the periods indicated as reported by the NYSE and the distributions paid by the General Partner with respect to each such period (the Company paid equivalent distributions per partnership unit to its partners during such periods).


                                     High     Low    Distribution
                                     ----    ------  ------------
FISCAL YEAR ENDED DECEMBER 31, 1995
First Quarter of 1995..............  23 1/8  21 1/8      .445
Second Quarter of 1995.............  25      21 1/8      .445
Third Quarter of 1995..............  26      24 1/4      .445
Fourth Quarter of 1995.............  26 3/8  24 5/8      .445

FISCAL YEAR ENDED DECEMBER 31, 1996
First Quarter of 1996..............  27 5/8  25 1/4      .455
Second Quarter of 1996.............  27 3/8  24 7/8      .455
Third Quarter of 1996..............  29      25 5/8      .455
Fourth Quarter of 1996.............  34 3/4  28 1/8      .455

      ITEM 6. SELECTED FINANCIAL DATA

     SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP AND PREDECESSOR BUSINESS


                                                   YEAR ENDED DECEMBER 31,(2)
                                           1996          1995           1994          1993           1992
                                         --------   -------------  -------------  ------------   ------------
                                                    (IN THOUSANDS EXCEPT OTHER DATA AND PROPERTY DATA)
OPERATING DATA:
Revenues:
 Rental income......................... $ 69,849        $ 42,909       $ 30,461      $ 14,222        $12,989
 Other income..........................    3,350           2,203          1,882           199            199
                                         --------   -------------  -------------  ------------   ------------
   Total revenues......................   73,199          45,112         32,343        14,421         13,188
                                         --------   -------------  -------------  ------------   ------------
Expenses:
 Property operating and maintenance....   15,970           9,838          7,404         3,222          2,995
 Real estate taxes.....................    5,654           2,981          2,167         1,024            980
 General and administrative............    3,458           2,535          2,005           893            764
 Depreciation and amortization.........   14,887           9,747          6,949         2,611          2,655
 Interest..............................   11,277           6,420          4,894         5,280          5,522
 Predecessor business expenses.........        -               -              -         1,315              -
                                         --------   -------------  -------------  ------------   ------------
   Total expenses......................    51,246          31,521         23,419        14,345         12,916
                                         --------   -------------  -------------  ------------   ------------
Income of predecessor business.........                                                               $   272
                                                                                                 ============
Income before extraordinary item and
 allocation to predecessor business....    21,953          13,591          8,924            76
Extraordinary item, early
 extinguishment of  debt...............    (6,896)              -              -             -
Less loss allocated to predecessor
business...............................         -               -              -          (247)
                                         --------   -------------  -------------  ------------
Net income.............................    15,057          13,591          8,924           323

Less distribution to Preferred
OP Units...............................     1,670               -              -             -
                                         --------   -------------  -------------  ------------
   Earnings attributable to OP Units...  $ 13,387        $ 13,591       $  8,924      $    323
                                         ========   =============  =============  ============
Earnings attributed to:
 General partner.......................  $ 11,704        $ 11,661       $  7,786      $    288
 Limited partners......................     1,683           1,930          1,138            35
                                         --------   -------------  -------------  ------------
                                         $ 13,387        $ 13,591       $  8,924      $    323
                                         ========   =============  =============  ============
Earnings per OP Unit...................  $    .85        $   1.19       $   1.05      $    .05
                                         ========   =============  =============  ============
Weighted average OP Units
 outstanding...........................    15,646          11,420          8,535         5,964
                                         ========   =============  =============  ============
Distribution per OP Unit(1)............  $   1.81        $  1.335       $   1.78      $   .077
                                         ========   =============  =============  ============
OTHER DATA:
 Total properties (at end of period)...        81              52             46            31             24
 Total sites (at end of period)........    28,785          16,888         14,318         9,036          6,349

BALANCE SHEET DATA:
 Rental property, before accumulated
 depreciation..........................  $588,813        $326,613       $257,030      $148,668        $74,145
 Total assets..........................  $585,056        $325,104       $267,370      $157,462        $62,978
 Total debt............................  $185,000        $107,055       $ 62,931      $ 46,413        $60,629
 Predecessor business equity (deficit).          _              _              _             _        $  (275)
 Partners' capital.....................  $383,215        $209,475       $195,680      $106,729              _

(1) The distribution of $.445 per OP Unit for the fourth quarter of 1995 was declared and paid in January, 1996, and accordingly is not included in the $1.335.

(2) See the Consolidated Financial Statements of the Company included elsewhere herein.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

Comparison of year ended December 31, 1996 to year ended December 31, 1995

     For the year ended December 31, 1996, income before extraordinary item increased by $8.4 million from $13.6 million to $22.0 million, when compared to the year ended December 31, 1995. The increase was due to increased revenues of $28.1 million while expenses increased by $19.7 million.

     Rental income increased by $26.9 million from $42.9 million to $69.8 million due primarily to the acquisition of 29 communities comprising in excess of 11,300 developed sites during 1996 and six additional communities comprising in excess of 2,200 developed sites during 1995.

     Other income increased by $1.1 million from $2.2 million to $3.3 million due to higher levels of interest income resulting primarily from investment of proceeds of financings and interest on mortgage notes receivable for a full year in 1996.

     Property operating and maintenance expenses increased by $6.2 million from $9.8 million to $16.0 million due primarily to the acquired communities.

     Real estate taxes increased by $2.7 million from $3.0 million to $5.7 million due primarily to the acquired communities.

     General and administrative expenses increased by $1.0 million from $2.5 million to $3.5 million due primarily to additional staff as a result of the Company's growth.

     Interest expense increased by $4.9 million from $6.4 million to $11.3 million due to higher levels of borrowings at a slightly higher weighted average interest rate. Included in interest is amortization of deferred finance costs of $.2 million and $.6 million in 1996 and 1995, respectively.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $18.3 million from $29.8 million to $48.1 million. EBITDA as a percent of revenues was 65.7% compared to 66.0 percent in 1995.

     Depreciation and amortization expense increased by $5.2 million from $9.7 million to $14.9 million due primarily to the acquisition of communities in 1996 and 1995.

Comparison of year ended December 31, 1995 to year ended December 31, 1994

     For the year ended December 31, 1995, income increased by $4.7 million from $8.9 million to $13.6 million, when compared to the year ended December 31, 1994. The increase was due to increased revenues of $12.7 million while expenses increased by $8.1 million.

     Rental income increased by $12.4 million from $30.5 million to $42.9 million due primarily to the acquisition of fifteen communities comprising in excess of 5,100 developed sites during 1994 and six additional communities throughout 1995 comprising in excess of 2,200 developed sites.

     Property operating and maintenance expenses increased by $2.4 million from $7.4 million to $9.8 million due primarily to the acquired communities.

     Real estate taxes increased by $.8 million from $2.2 million to $3.0 million due primarily to the acquired communities.

     General and administrative expenses increased by $.5 million from $2.0 million to $2.5 million due primarily to additional staff as a result of the Company's growth.

     Interest expense increased by $1.5 million from $4.9 million to $6.4 million due to higher levels of borrowings partially offset by lower interest rates and increased capitalization of interest in conjunction with the Company's community expansions. Included in interest is amortization of deferred finance costs of $.6 million and $.3 million in 1995 and 1994, respectively.

     EBITDA increased by $9.0 million from $20.8 million to $29.8 million. EBITDA as a percent of revenues was 66.0 percent compared to 64.2 percent in 1994.

     Depreciation and amortization expense increased by $2.8 million from $6.9 million to $9.7 million due primarily to the acquisition of communities in 1994 and 1995.

SAME PROPERTY INFORMATION

     The following table reflects property-level financial information as of and for the years ended December 31, 1996 and 1995. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1995. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table excludes the 1,218 sites where the Company's interest is in the form of a shared appreciation mortgage note.

                                            SAME PROPERTY      TOTAL PORTFOLIO
                                          ------------------  ----------------
                                            1996      1995      1996     1995
                                          --------  --------  -------  -------
                                            (in thousands)      (in thousands)

  Property revenues, including other       $42,278   $39,125  $70,359  $43,544
                                          --------  --------  -------  -------

  Property operating expenses:
    Property operating and maintenance       9,705     9,158   15,970    9,838
    Real estate taxes                        3,059     2,713    5,654    2,981
                                          --------  --------  -------  -------
  Property operating expenses               12,764    11,871   21,624   12,819
                                          --------  --------  -------  -------

  Property EBITDA                          $29,514   $27,254  $48,735  $30,725
                                          ========  ========  =======  =======

  Number of properties                          46        46       81       52
  Developed sites                           14,805    14,646   28,785   16,888
  Occupied sites                            13,961    13,624   26,865   15,846
  Occupancy %                                94.3%     93.0%    93.3%    93.8%
  Weighted average monthly rent per site      $242      $231     $250     $234
  Sites available for development            1,795     1,729    3,268    2,324
  Sites in development                         401       167      779      474


     On a same property basis, property revenues increased by $3.2 million from $39.1 million to $42.3 million, or 8.1 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass-throughs. Also contributing to revenue growth was the increase of 337 leased sites at December 31, 1996 compared to December 31, 1995.

     Property operating expenses increased by $.9 million from $11.9 million to $12.8 million, or 7.5 percent, due to increased occupancies and costs and increases in assessments and millage by local taxing authorities. Property EBITDA increased by $2.2 million from $27.3 million to $29.5 million, or 8.3 percent.

     Sites available for development in the total portfolio increased by 944 from 2,324 to 3,268 with 779 of those sites in development in our markets in Michigan, Indiana and Texas.

LIQUIDITY SOURCES AND REQUIREMENTS

     Cash and cash equivalents increased by $9.1 million to $9.2 million at December 31, 1996 compared to $.1 million at December 31, 1995 primarily because cash provided by operating and financing activities exceeded investments in rental properties.

     Net cash provided by operating activities increased by $10.4 million from $25.0 million to $35.4 million for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase was due primarily to increases in non-cash expenses and accounts payable and other liabilities.

     Net cash used in investing activities increased by $36.4 million from $40.5 million to $76.9 million for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This was due primarily to an increased level of acquisitions and investments in rental properties.

     Net cash provided by financing activities increased by $40.4 million from $10.2 million to $50.6 million for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This was due to increased proceeds from capital contributions partially offset by the change in net borrowings.

     During the second quarter the Company (I) received a capital contribution of approximately $118.3 million; (ii) sold $150 million of five and seven year notes resulting in net proceeds of approximately $148.7 million; (iii) obtained a $30 million 18 month secured term loan; (iv) issued $4.2 million of common OP units and $35.8 million of preferred OP units; and (v) replaced an $85 million secured line of credit with a $75 million, 42 month unsecured line of credit.

     These proceeds were utilized to acquire the Aspen Properties for approximately $226 million and to retire substantially all of the Company's previously outstanding secured debt. At December 31, 1996, seven of the Company's properties comprising approximately 3,400 sites collateralized secured borrowings. The $150 million of notes are rated "Baa3" by Moody's Investors Service, "BBB-" by Standard & Poor's Ratings Services and "BBB-" by Fitch Investors Service.

     The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities and additional capital contributions. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in both the short and long term.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of debt securities or general or limited partnership interests. The Company can also meet these requirements by utilizing its $75 million line of credit which bears interest at LIBOR plus 1.50% and is due November 1, 1999.

     At December 31, 1996, the Company's debt to total market capitalization approximated 22% (assuming conversion of all Preferred OP Units), with a weighted average maturity of approximately 4.6 years and a weighted average interest rate of 7.42%.

     Capital expenditures for 1996 included recurring capital expenditures of $2.5 million and revenue producing capital expenditures of $1.2 million which principally consisted of water metering programs.

     Development costs, including land acquisitions of $2.7 million, aggregated $13.2 million for the year ended at December 31, 1996. The acquisition of incremental sites in owned communities where sites are being leased by the former owners aggregated $1.4 million in 1996.

INFLATION

     Most of the leases allow for periodic rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease expires. Such types of leases generally minimize the risk of inflation to the Company.

OTHER

     Industry analysts consider funds from operations ("FFO") to be an appropriate measure of the performance for a real estate enterprise. It is defined as income plus non-cash items such as depreciation and amortization. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.



Quarters
Ended           1994      1995    1996
---------------------------------------
March 31      $ 3,359  $ 5,288  $ 6,201
June 30         3,357    5,878    8,960
September 30    4,096    5,998    9,652
December 31     5,021    6,114   10,282
              -------  -------  -------
              $15,833  $23,278  $35,095
              =======  =======  =======



    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 128 Earnings Per Share ("EPS"). This Statement simplifies the previous standards for computing EPS and makes such standards comparable to international EPS standards. This Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and it requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     The Company will adopt Statement 128 as of December 31, 1997 (earlier adoption is not permitted). The Company cannot presently determine the impact of adoption of Statement 128 as it cannot anticipate its capital structure and OP Unit prices at December 31, 1997. Had the Company adopted Statement 128 in 1996, the impact would have been immaterial as the Company has few dilutive securities.

    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are filed herewith under
Item 14.


    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in the Company's independent public accountants during the past two fiscal years and the Company does not disagree with such accountants on any matter of accounting principles, practices or financial statement disclosure.

                                PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company does not have any directors or executive officers. However, as the general partner of the Company, the General Partner is responsible for all aspects of the management of the Company. The directors and executive officers of the General Partner, their ages and their positions and offices are set forth in the following table:


       NAME          AGE                          OFFICE
-------------------  ---  --------------------------------------------------

Milton M. Shiffman.  68   Chairman of the Board
Gary A. Shiffman...  43   Chief Executive Officer, President and Director
Jeffrey P. Jorissen  52   Senior Vice President, Chief Financial Officer,
                          Treasurer and Secretary
Brian W. Fannon....  48   Senior Vice President and Chief Operating Officer
Jonathan M. Colman.  41   Senior Vice President-Acquisitions
Paul D. Lapides....  42   Director
Clunet R. Lewis....  50   Director
Ronald L. Piasecki.  58   Director
Ted J. Simon.......  66   Director
Arthur A. Weiss....  48   Director
Carl R. Weinert....  73   Director

     MILTON M. SHIFFMAN is the Chairman of the General Partner's Board of Directors (the "Board"), and has been an executive officer of the General Partner since its inception. In his 18 years of experience in the manufactured housing community industry, Mr. Shiffman has played an active role in the financing decisions and corporate structuring of the Company. Since 1964, he has also been involved in the development, acquisition, construction and operations of diverse real estate holdings including multi-family, community and regional shopping centers, nursing homes and various other commercial properties. Mr. Shiffman retired from medical practice in 1981 in order to devote his full time to real estate activities. He is also Chairman of the Board of Directors of Home Services, Sun Management, Inc. ("Sun Management"), Sun QRS, Inc. ("Sun QRS") and Sun Florida QRS, Inc. ("Sun Florida QRS").

     GARY A. SHIFFMAN is the President and Chief Executive Officer, and has been an executive officer of the General Partner since its inception. He has been actively involved in the management, acquisition, construction and development of manufactured housing communities and has developed an extensive network of industry relationships over the past 13 years. He has overseen the land acquisition, rezoning, development and marketing of numerous manufactured home expansion projects. Mr. Shiffman is also the President and a director of Home Services, Sun Management, Sun QRS, Sun Florida QRS and Sun Water Oak Golf, Inc. ("Sun Golf"). Gary A. Shiffman is the son of Milton M. Shiffman.

     JEFFREY P. JORISSEN has been Chief Financial Officer and Secretary since August 1993, and Senior Vice President and Treasurer since December 1993. As a certified public accountant, he was with the international accounting firm of Coopers & Lybrand for sixteen years, including eight years as a partner.
During his tenure at Coopers & Lybrand, Mr. Jorissen specialized in real estate and directed financial statement examinations of numerous public companies. From 1987 to 1991, he was President and Treasurer of Stoneridge Resources, Inc., the holding entity for three public companies. Mr. Jorissen is also the Chief Financial Officer and Secretary of Home Services, Sun Management, Sun QRS and Sun Florida QRS, and Mr. Jorissen is also the Secretary and Treasurer of Sun Golf.
                                    18

     BRIAN W. FANNON joined the General Partner in May 1994 as Senior Vice President-Operations and became Chief Operating Officer in 1995. Prior to joining the Company, he worked for Lautrec, Ltd., then the largest manufactured housing community owner-operator in the United States, where he was responsible for operations comprising 25,000 sites and 300 employees, and Quality Homes, Inc., its sales and marketing division. He joined that organization in 1978 as a regional manager and became President in 1986. Mr. Fannon was appointed by Governor Milliken to the Michigan Mobile Home Commission in 1977, the year of its inception. Subsequent appointments by Governors Blanchard and Engler have enabled Mr. Fannon to serve on such commission, including serving as its chairman from 1986 to 1994. Mr. Fannon is also the Vice President-Operations of Sun Golf.

     JONATHAN M. COLMAN joined the General Partner in 1994 as Vice President-Acquisitions and became a Senior Vice President in 1995. A certified public accountant, Mr. Colman has over thirteen years of experience in the manufactured housing community industry. He has been involved in the acquisition, financing and management of over 75 manufactured housing communities for two of the 10 largest manufactured housing community owners, including Uniprop, Inc. during its syndication of over $90 million in public limited partnerships in the late 1980s. Mr. Colman is also the Vice President of Sun Golf.

     PAUL D. LAPIDES has been a director since December 1993. Mr. Lapides is a director of the Corporate Governance Center in the Coles College of Business at Kennesaw State University, where he is an assistant professor of management. He is the author of numerous articles and books on real estate and management. Mr. Lapides is a consultant with BDO Seidman, an international accounting and consulting firm, where he specializes in the areas of asset management, marketing, and strategic planning. His real estate experience includes managing a $3 billion national portfolio of income-producing real estate consisting of 42,000 multi-family units and 16 million square feet of commercial space.

     CLUNET R. LEWIS has been a director since December 1993. Since August, 1995, Mr. Lewis has been a director of Eltrax Systems, Inc. ("Eltrax"), a company that provides data networking products and services. Mr. Lewis currently serves as Chief Financial Officer of Eltrax. From 1993 to September 1994, Mr. Lewis was the Executive Vice President of Military Communications Center, Inc., a company that provides long distance telecommunication services to military personnel. From 1973 to 1993, he practiced law with the law firm of Jaffe, Raitt, Heuer & Weiss, Professional Corporation, which represents the Company in various matters.

     RONALD L. PIASECKI has been a director since May 1996, upon completion of the Company's acquisition of the Aspen Properties owned by affiliates of Aspen. Mr. Piasecki is the President, Chief Executive Officer and a director of HGI Realty, Inc., a REIT that specializes in the ownership and operation of factory outlet centers. In addition, Mr. Piasecki is the executive vice president and a director of Aspen, which he co-founded in 1973. Prior to the Company's acquisition of the Aspen Properties, Aspen was one of the largest privately-held developers and owners of manufactured housing communities in the U.S. Mr. Piasecki also serves as chairman of the board of directors of Kurdziel Industries, Inc., the world's largest producer of counter weights for the material handling industry.

     TED J. SIMON has been a director since December 1993. Mr. Simon currently serves as Vice President-Real Estate Development (Western Division) of The Great Atlantic & Pacific Tea Company. Since 1981, Mr. Simon has served as Vice President-Real Estate of Borman's Inc., a wholly owned subsidiary of The Great Atlantic & Pacific Tea Company, Inc. From 1976-1981, he was the President of Schostak Bros. & Co., a major, full service commercial/ industrial real estate company based in Michigan.

     CARL R. WEINERT has been a director since December 1993. Mr. Weinert has been in the banking industry since 1942. He served as a director and President of Bank of Commerce for 25 years until its merger with Security Bank, at which time he became a member of the Board of Directors of Security Bank. Mr. Weinert also provided investment advice to Lutheran Fraternal Life Company as its financial advisor until 1992.

     ARTHUR A. WEISS has been a director since October 1996. Since 1976, Mr. Weiss has practiced law with the law firm of Jaffe, Raitt, Heuer & Weiss, Professional Corporation ("JRH&W"), which represents the Company in various matters. Mr. Weiss is currently a shareholder, director and Vice President of JRH&W.

     To the best of the Company's knowledge, there are no material proceedings to which any director or executive officer of the General Partner is a party, or has a material interest, adverse to the Company. To the best of the Company's knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any director or executive officer of the General Partner during the past five years.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid to the Chief Executive Officer and each executive officer whose remuneration from the General Partner exceeded $100,000 during the fiscal year ended December 31, 1996.

                                  SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION    LONG TERM
                                             COMPENSATION       COMPENSATION

                                                                                           ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR  SALARY($)    BONUS($)        OPTIONS(#)       COMPENSATION($)
---------------------------         ----  ----------  ----------  --------------------  ---------------
Gary A. Shiffman,                   1996    $210,000     $35,000        300,000                0
Chief Executive Officer and         1995    $200,000      0             305,430             $177,319(1)
President.........................  1994    $187,150      0                0                   0

Jeffrey P. Jorissen,
Senior Vice President, Treasurer,   1996    $160,125     $35,000         37,500                0
Chief Financial Officer and         1995    $149,800     $15,000         35,000                0
Secretary.........................  1994    $118,654      0                0                $ 27,383(2)

Brian W. Fannon,                    1996    $160,225     $50,000         15,000                0
Senior Vice President and Chief     1995    $133,275     $15,000           0                   0
Operating Officer.................  1994     $65,027      0              45,000                0

Jonathan M. Colman,                 1996    $105,000     $10,000         12,500                0
Senior Vice President-Acquisitions  1995    $100,000     $10,000           0                   0
                                    1994     $55,192      $6,000         20,000                0


(1) On May 11, 1995, the General Partner issued 94,570 shares of Common Stock to Mr. Gary Shiffman in consideration for promissory notes aggregating $2,045,076, or $21.625 per share (the "Consideration"). The Consideration was based on the average of the closing sales prices of the Common Stock as quoted on the New York Stock Exchange for the ten (10) business day period immediately preceding and including May 4, 1995, which was the date that the proposed transaction with Mr. Gary Shiffman was presented to and approved by the General Partner's Board of Directors. However, in accordance with the rules and regulations promulgated pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the General Partner is required to report the difference between the Consideration (i.e., $21.625 per share) and the fair market value of the Common Stock on the date of issuance (i.e., $23.50 per share) as "Other Compensation" in the Summary Compensation Table.

(2) Aggregate value of shares of Common Stock transferred from Milton M. Shiffman, Gary A. Shiffman and Robert B. Bayer at various times in the fiscal year ended December 31, 1994. Mr. Milton Shiffman assigned 411 shares of Common Stock to Mr. Jorissen on June 16, 1994, Mr. Gary Shiffman assigned 411 shares of Common Stock to Mr. Jorissen on March 3, 1994 and Mr. Bayer assigned 411 shares of Common Stock to Mr. Jorissen on January 18, 1994. The closing sales prices on June 16, 1994, March 3, 1994 and January 18, 1994 were $23.625, $22.25 and $20.75, respectively.


                              OPTION/SAR GRANTS TABLE

                        SHARES      % OF TOTAL                         POTENTIAL REALIZABLE
                      UNDERLYING   OPTIONS/SARS                           VALUE AT ASSUMED
                     OPTIONS/SARS   GRANTED TO   EXERCISE              ANNUAL RATES OF STOCK
                       GRANTED      EMPLOYEES     PRICE    EXPIRATION    PRICE APPRECIATION
       NAME            IN 1996       IN 1996     ($/SH.)      DATE        FOR OPTION TERM
                                                                       -----------------------
                                                                           5%         10%
                                                                          ($)         ($)
----------------------------------------------------------------------------------------------
Gary A. Shiffman        25,000        5.18%      $ 26.625   3/11/06    $  418,608  $ 1,060,835
                       275,000       56.94%      $28.6375   10/28/06   $4,952,742  $12,551,220
Jeffrey P. Jorissen     15,000        3.11%      $     27   2/26/06    $  254,702  $   645,466
                        22,500        4.66%      $28.6375   10/28/06   $  405,224  $ 1,026,918
Brian W. Fannon         10,000        2.07%      $     27   2/26/06    $  169,802  $   430,311
                         5,000        1.04%      $28.6375   10/28/06   $   90,050  $   228,204
Jonathan M. Colman       7,500        1.55%      $     27   2/26/06    $  127,351  $   322,733
                         5,000        1.04%      $28.6375   10/28/06   $   90,050  $   228,204


                   AGGREGATED OPTION/SAR EXERCISES AND
                   FISCAL YEAR-END OPTION/SAR VALUES TABLE


                                                       NO. OF UNEXERCISED             VALUE OF UNEXERCISED
                                                         OPTIONS/SARS AT          IN-THE-MONEY OPTIONS/SARS AT
                                                         FISCAL YEAR-END                FISCAL YEAR-END(1)
                        SHARES ACQUIRED
                          ON EXERCISE     VALUE
         NAME               IN 1996      RECEIVED  EXERCISABLE  NOT EXERCISABLE   EXERCISABLE    NOT EXERCISABLE
----------------------------------------------------------------------------------------------------------------
Gary A. Shiffman(2)            0           N/A      116,666        233,334        $1,132,599.59    $1,401,462.90
Jeffrey P. Jorissen(3)         0           N/A       55,833         36,667        $  663,131.25    $  308,775.00
Brian W. Fannon(4)             0           N/A       49,999         10,001        $  574,764.43    $   69,548.08
Jonathan M. Colman(5)          0           N/A       24,166          8,334        $  268,516.93    $   57,045.58


(1) Value based on the last reported sales price on December 31, 1996 which was $34.50 per share.

(2) Includes: (a) 50,000 stock options granted December 21, 1993 pursuant to the General Partner's Amended and Restated 1993 Stock Option Plan (the "Employee Option Plan") with an exercise price of $20.00 per share, which options must be exercised by December 21, 2003; (b) 25,000 stock options granted March 11, 1996 pursuant to the Employee Option Plan with an exercise price of $26.625 per share, which options must be exercised by March 11, 2006; and (c) 275,000 stock options granted October 28, 1996 pursuant to the Employee Option Plan with an exercise price of $28.6375 per share, which options must be exercised by October 28, 2006

(3) Includes: (a) 20,000 stock options granted December 1, 1993 pursuant to the Employee Option Plan with an exercise price of $20.00 per share, which options must be exercised by December 1, 2003; (b) 35,000 stock options granted May 23, 1995 pursuant to the Employee Option Plan with an exercise price of $22.00 per share, which options must be exercised by May 23, 2005; (c) 15,000 stock options granted February 26, 1996 pursuant to the Employee Option Plan with an exercise price of $27.00 per share, which options must be exercised by February 26, 2006; and (d) 22,500 stock options granted

     October 28, 1996 pursuant to the Employee Option Plan with an exercise price of $28.6375 per share, which options must be exercised by October 28, 2006.

(4) Includes: (a) 45,000 stock options granted July 18, 1994 pursuant to the Employee Option Plan with an exercise price of $22.50 per share, which options must be exercised by July 18, 2004; (b) 10,000 stock options granted February 26, 1996 pursuant to the Employee Option Plan with an exercise price of $27.00 per share, which options must be exercised by February 26, 2006; and (c) 5,000 stock options granted October 28, 1996 pursuant to the Employee Option Plan with an exercise price of $28.6375 per share, which options must be exercised by October 28, 2006.

(5) Includes: (a) 20,000 stock options granted July 18, 1994 pursuant to the Employee Option Plan with an exercise price of $22.50 per share, which options must be exercised by July 18, 2004; (b) 7,500 stock options granted February 26, 1996 pursuant to the Employee Option Plan with an exercise price of $27.00 per share, which options must be exercised by February 26, 2006; and (c) 5,000 stock options granted October 28, 1996 pursuant to the Employee Option Plan with an exercise price of $28.6375 per share, which options must be exercised by October 28, 2006.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     Policy of Executive Officer Compensation

     The executive compensation program of the General Partner is administered by the Compensation Committee of the Board (the "Committee") which is comprised of Non-Employee Directors, Messrs. Ted J. Simon, Carl R. Weinert and Ronald L. Piasecki. The program supports the General Partner's commitment to providing superior shareholder value. It is designed to attract and retain high-quality executives, to encourage them to make career commitments to the General Partner, and to accomplish the General Partner's short and long term objectives. The Committee attempts to structure a compensation program for the General Partner that will reward its top executives with bonuses and stock and option awards upon attainment of specified goals and objectives while striving to maintain salaries at reasonably competitive levels. The Committee reviews the compensation (including salaries, bonuses and stock options) of the General Partner's officers and performs such other duties as may be delegated to it by the Board.

     In reviewing the compensation to be paid to the General Partner's executive officers during the fiscal year ended December 31, 1996, the Committee sought to ensure that executive officers were rewarded for long term strategic management, for increasing the General Partner's value for its shareholders, and for achieving internal goals established by the Board.

     The key components of executive officer compensation are salary, bonuses and stock option awards. Salary is generally based on factors such as an individual officer's level of responsibility, prior years' compensation, comparison to compensation of other officers in the General Partner, and compensation provided at competitive companies and companies of similar size. Bonuses and stock option awards are intended to reward exceptional performances. Stock option awards are also intended to increase an officer's interest in the General Partner's long-term success as measured by the market and book value of its Common Stock. Stock awards may be granted to officers and directors of the General Partner and its subsidiaries and to certain employees who have managerial or supervisory responsibilities under the Employee Option Plan. Stock awards may be stock options, stock appreciation rights, restricted share rights or any variation thereof. Four executive officers and twenty-six key employees received stock options under the Employee Option Plan during the fiscal year ended December 31, 1996.

     CEO Compensation

     During the fiscal year ended December 31, 1996, Gary A. Shiffman served in the capacity of Chief Executive Officer of the General Partner. Under Mr. Shiffman's leadership, the Company's net income before extraordinary item increased by more than 62% in 1996 as compared to 1995, and the Company continued its growth by acquiring an additional 29 manufactured housing communities in 1996.

     Prior to the General Partner's initial public offering and the formation of the Committee, the General Partner entered into an employment agreement with Mr. Shiffman which governed the salary and bonus paid to Mr. Shiffman during the fiscal year ended December 31, 1996. Consequently, the Committee did not establish the compensation for Mr. Shiffman. Pursuant to this employment agreement, Mr. Shiffman was paid a salary of $ 210,000 and received incentive compensation of $35,000.00 on the basis of the General Partner's performance. Although Mr. Shiffman may have been entitled to greater incentive compensation on the basis of the General Partner's performance, Mr. Shiffman requested that the General Partner not pay him any additional incentive compensation at that time and the Committee honored this request. Based upon market studies of pay levels for chief executive officers of REITs ( conducted by the National Association of Real Estate Investment Trusts), the Committee believes that Mr. Shiffman's salary and bonus compensation is competitive with, if not below, the appropriate level for his position, particularly in view of \ his performance. See "Certain Transactions."


                     Ted J. Simon  Carl R. Weinert  Ronald L. Piasecki


EMPLOYMENT AGREEMENTS

     Gary A. Shiffman

     The General Partner has entered into an employment agreement with Gary A. Shiffman pursuant to which Mr. Shiffman serves as Chief Executive Officer and President of the General Partner. Mr. Shiffman's employment agreement is for an initial term of five years ending December 31, 2001. Pursuant to his employment agreement, Mr. Shiffman will be paid a base salary of $250,000 in 1997 and a base salary of $350,000 for each year thereafter, which shall be increased by an annual cost of living adjustment beginning with calendar year 1999. In addition to his base salary and in accordance with the terms of his employment agreement, Mr. Shiffman: (a) received a $50,000 signing bonus; (b) received an option to purchase 250,000 shares of Common Stock in accordance with the terms of the Employee Option Plan, and (c) is entitled to incentive compensation of up to 50% of his then base salary in the event that the General Partner's funds from operations per share increases by more than 5.0% from the preceding year. A copy of Mr. Shiffman's employment agreement is attached as an exhibit to the General Partner's periodic filings under the Exchange Act.

     The non-competition clauses of Mr. Shiffman's employment agreement preclude him from engaging, directly or indirectly: (a) in the real estate business or any ancillary business of the Company during the period he is employed by the General Partner; and (b) in the manufactured housing community business or any ancillary business of the General Partner for a period of eighteen months following the period he is employed by the General
Partner. However, Mr. Shiffman's employment agreement does allow him to make passive investments relating to real estate in general or the housing industry in particular (other than in manufactured housing communities) during the period he is employed by the General Partner.

     Jeffrey P. Jorissen

     The General Partner has entered into an employment agreement with Jeffrey
P. Jorissen pursuant to which Mr. Jorissen serves as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the General Partner. Mr. Jorissen's employment agreement is for an initial term of three years ending December 31, 1998. Pursuant to his employment agreement, Mr. Jorissen must devote his entire productive time, ability and attention to the General Partner and, in consideration for his services, Mr. Jorissen will be paid an annual base salary of $190,000 which will be increased by five percent per year. In addition to this base salary, Mr. Jorissen is entitled to an annual bonus (which bonus will not exceed 50% of Mr. Jorissen's then annual base salary) in accordance with the terms of an executive bonus plan to be agreed upon by the General Partner and Mr. Jorissen. A copy of Mr. Jorissen's employment agreement is attached as an exhibit to the General Partner's periodic filings under the Exchange Act.

     The non-competition clauses of Mr. Jorissen's employment agreement preclude him from engaging, directly or indirectly, in the real estate business or any ancillary business of the General Partner during the period he is employed by the General Partner and for a period of eighteen months thereafter.

OUTSIDE DIRECTOR COMPENSATION

     Directors who are not employees of the General Partner are entitled to an annual retainer fee of $12,000, payable $3,000 per calendar quarter, plus a $1,000 fee for each quarterly meeting of the Board. For services during the fiscal year ended December 31, 1996, Ted J. Simon, Carl R. Weinert, Paul D. Lapides and Clunet R. Lewis each earned directors' fees of $16,000 and Ronald L. Piasecki earned director's fees of $8,000. Although Arthur A. Weiss earned director's fees of $4,000 for services during the fiscal year ended December 31, 1996, he declined such fees.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth, as of March 3, 1997, the ownership of: (a) each person known to the Company to be the beneficial owner of more than five percent (5%) of the Company's voting securities; (b) each director of the General Partner; (c) each executive officer listed in the Summary Compensation Table; and (d) all executive officers and directors of the General Partner as a group, based upon information available to the Company.


                                      AMOUNT AND NATURE OF             PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER  BENEFICIAL OWNERSHIP  OUTSTANDING UNITS (1)
------------------------------------  --------------------  ---------------------
Sun Communities, Inc.                        15,697,365                    81.00%
31700 Middlebelt Road
Suite 145
Farmington Hills, Michigan 48334

Milton M. Shiffman (2)                          141,794                      .73%
31700 Middlebelt Road
Suite 145
Farmington Hills, Michigan 48334

Gary A. Shiffman (2)                            127,794                      .66%
31700 Middlebelt Road
Suite 145
Farmington Hills, Michigan 48334

Jeffrey P. Jorissen                                   0                        0
31700 Middlebelt Road
Suite 145
Farmington Hills, Michigan 48334

Brian W. Fannon                                       0                        0
31700 Middlebelt Road
Suite 145
Farmington Hills, Michigan 48334

Jonathan M. Colman                                    0                        0
31700 Middlebelt Road
Suite 145
Farmington Hills, Michigan 48334

                                      AMOUNT AND NATURE OF             PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER  BENEFICIAL OWNERSHIP  OUTSTANDING UNITS (1)
------------------------------------  --------------------  ---------------------
Ted J. Simon                                          0                        0
P.O. Box 33446
Detroit, Michigan 48232

Carl R. Weinert                                       0                        0
15658 Mok
Eastpointe, Michigan 48021

Paul D. Lapides                                       0                        0
1000 Chastain Road
Kennesaw, Georgia 30144

Clunet R. Lewis                                       0                        0
2000 Town Center
Suite 690
Southfield, Michigan 48075

Ronald L. Piasecki                               34,875(3)                   .18%
5000 Hakes Street
Muskegon, Michigan 49441

Arthur A. Weiss                                       0                        0
One Woodward Avenue
Suite 2400
Detroit, Michigan 48226
All current executive officers and              304,463                     1.57%
directors as a group (11 persons)
====================================  =================     ====================

(1) Percentage calculations based on 19,380,645 OP Units issued and outstanding as of March 3, 1997.

(2) Does not include OP Units held by other family members as to which beneficial ownership is disclaimed.

(3)  Includes 13,889 Common OP Units convertible into shares of Common
     Stock held by Aspen   Group, a Michigan co-partnership, which are
     attributable to Mr. Piasecki because of his 25% general partnership interest in Aspen Group. Includes 20,986 Common OP Units convertible into shares of Common Stock held by Aspen Group-KC, a Michigan co-partnership, which are attributable to Mr. Piasecki because of his 25% general partnership interest in Aspen Group-KC.


     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1995, the General Partner issued Mr. Gary A. Shiffman, the General Partner's Chief Executive Officer and President, 400,000 shares of Common Stock for $8,650,000 (the "Purchase Price"). The Purchase Price is evidenced by three (3) separate 10-year promissory notes that bear interest at a rate equal to six months' LIBOR plus 175 basis points, with a maximum interest rate of 9% per annum and a minimum interest rate of 6% per annum (the "Promissory Notes"). Two of the Promissory Notes are secured by shares of Common Stock (the
"Secured Shares") and/or OP Units (the "Secured Units") and the last Promissory
Note is unsecured but fully recourse to Mr. Shiffman. Mr. Shiffman's personal liability on the secured Promissory Notes is limited to all accrued interest on such notes plus fifty percent (50%) of the deficiency, if any, after application of the proceeds from the sale of the Secured Shares and/or the Secured Units to the then outstanding principal balance of the Promissory Notes. The Promissory Notes provide for quarterly interest only payments and provide that all cash distributions and dividends paid to Mr. Gary Shiffman on the Secured Shares and the Secured Units (the "Distributions") will first be applied toward the accrued and unpaid interest under the Promissory Notes and sixty percent (60%) of the remainder of the Distributions, if any, will be applied toward the outstanding principal balance of the Promissory Notes. The largest aggregate indebtedness outstanding under the Promissory Notes since January 1, 1996 was $8,958,372. As of March 1, 1997, the amount outstanding under the Promissory Notes was approximately $8,751,371. Copies of the Promissory Notes have been filed as exhibits to the General Partner's periodic filings under the Exchange Act.

     On April 8, 1996, the General Partner completed a $122.8 million public offering of 4.7 million shares of its Common Stock (the "Equity Offering"). Jeffrey P. Jorissen, the General Partner's Senior Vice President, Treasurer, Chief Financial Officer and Secretary, Brian W. Fannon, the General Partner's Senior Vice President and Chief Operating Officer, and Jonathan M. Colman, the General Partner's Senior Vice President - Acquisitions, collectively, purchased 20,000 shares of Common Stock in the Equity Offering at the public offering price of $26.125 per share. Such purchases in the Equity Offering were financed with loans from the Company on terms substantially identical to the terms of the Company's loan to Mr. Gary Shiffman described above. The largest aggregate indebtedness outstanding under Mr. Jorissen's promissory notes to the Company, Mr. Fannon's promissory notes to the Company and Mr. Colman's promissory notes to the Company since January 1, 1996 were $270,314, $162,188 and $108,125, respectively. As of March 1, 1997, the total amounts outstanding under Mr. Jorissen's promissory notes to the Company, Mr. Fannon's promissory notes to the Company and Mr. Colman's promissory notes to the Company were approximately $264,364, $158,619 and $105,746, respectively.

     On May 1, 1996, the Company acquired the Aspen Properties from affiliates of Aspen. Of the $226.0 million purchase price for the Aspen Properties: (i) $144.0 million was used to retire existing mortgage debt secured by the Aspen Properties; (ii) $42.1 million was distributed to the limited and general partners of certain partnerships affiliated with Aspen, including Mr. Ronald
L. Piasecki; (iii) $4.2 million was issued in the form of Common OP Units in the Company; and (iv) $35.8 million was issued in the form of Preferred OP Units. Both the Common OP Units and the Preferred OP Units were issued to affiliates of Aspen, including, either directly or indirectly, Mr. Piasecki. Upon completion of the acquisition of the Aspen Properties, Mr. Piasecki was appointed to the Board of Directors of the General Partner.



                                 PART IV


     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

     (a) The following documents are filed herewith as part of this Form 10-K:

     (1) A list of the financial statements required to be filed as a part of this Form 10-K is shown in the "Index to the Consolidated Financial Statements and Financial Statement Schedule" filed herewith.

     (2) A list of the financial statement schedules required to be filed as a part of this Form 10-K is shown in the "Index to the Consolidated Financial Statements and Financial Statement Schedule" filed herewith.

     (3) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K is shown on the "Exhibit Index" filed herewith.

    (b)   Reports on Form 8-K

        The Company did not file any reports on Form 8-K regarding events occurring during the months included in the fourth quarter of the Company's fiscal year.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                                              PAGES
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . .             F - 2


Financial Statements:

   Consolidated Balance Sheet as of December 31, 1996 and 1995  . . . . . . . . .             F - 3

   Consolidated Statement of Income
         for the Years Ended December 31, 1996, 1995 and 1994 . . . . . . . . . .             F - 4

   Consolidated Statement of Partners' Capital for the Years
         Ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . .             F - 5

   Consolidated Statement of Cash Flows for the
         Years Ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . .             F - 6

   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .             F - 7


Schedule III - Real Estate and Accumulated Depreciation . . . . . . . . . . . . .             F - 13


REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Sun Communities
Operating Limited Partnership:

We have audited the accompanying consolidated balance sheet of Sun Communities Operating Limited Partnership as of December 31, 1996 and 1995, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the consolidated financial statement schedule listed under 14(a)(2) of this form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Communities Operating Limited Partnership as of December 31, 1996 and 1995 and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


/s/ Coopers & Lybrand LLP

Coopers & Lybrand LLP


Detroit, Michigan
February 25, 1997

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996 AND 1995
(AMOUNTS IN THOUSANDS)


                                       ASSETS                                 1996                   1995
                                                                              ----                   ----
Investment in rental property, net                                        $   558,278           $   310,030

Cash and cash equivalents                                                       9,236                   121
Investment in Sun Home Services, Inc. ("SHS")                                   5,103                 3,187
Other assets                                                                   12,439                11,766
                                                                          -----------           -----------

              Total assets                                                $   585,056           $   325,104
                                                                          ===========           ===========


                          LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Debt                                                                  $   185,000           $   107,055
    Accounts payable and accrued expenses                                       7,718                 2,451
    Deposits and other liabilities                                              9,123                 6,123
                                                                          -----------           -----------

                                                                              201,841               115,629
                                                                          -----------           -----------


Partners' Capital:
    Preferred Operating Partnership Units
         ("POP Units"), unlimited authorized, 1,325
         issued and outstanding in 1996                                        35,783                    --

    Operating Partnership ("OP Units") unlimited
         authorized, 17,751 and 11,714 issued and
         outstanding in 1996 and 1995, respectively
          General partner                                                     300,932               177,593

          Limited partners                                                     46,500                31,882
                                                                          -----------           -----------

              Total partners' capital                                         383,215               209,475
                                                                          -----------           -----------

              Total liabilities and partners' capital                     $   585,056           $   325,104
                                                                          ===========           ===========



                 The accompanying notes are an integral part
                  of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                                          1996            1995           1994
                                                                                          ----            ----           ----
REVENUES
    Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  69,849       $  42,909       $  30,461
    Income from SHS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       506             325             432
    Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,844           1,878           1,450
                                                                                      ---------       ---------       ---------

      Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    73,199          45,112          32,343
                                                                                      ---------       ---------       ---------

EXPENSES
    Property operating and maintenance  . . . . . . . . . . . . . . . . . . . . . . .    15,970           9,838           7,404
    Real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,654           2,981           2,167
    General and administrative  . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,458           2,535           2,005
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .    14,887           9,747           6,949
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,277           6,420           4,894
                                                                                      ---------       ---------       ---------

      Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    51,246          31,521          23,419
                                                                                      ---------       ---------       ---------

Income before extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . . . .    21,953          13,591           8,924

Extraordinary item, early extinguishment of debt  . . . . . . . . . . . . . . . . . .    (6,896)             --              --
                                                                                      ---------       ---------       ---------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,057          13,591           8,924
Less distribution to Preferred OP Units . . . . . . . . . . . . . . . . . . . . . . .     1,670              --              --
                                                                                      ---------       ---------       ---------
Earnings attributable to OP Units . . . . . . . . . . . . . . . . . . . . . . . . . . $  13,387       $  13,591       $   8,924
                                                                                      =========       =========       =========
Earnings attributed to:
      General Partner   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  11,704       $  11,661       $   7,786
      Limited Partners  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,683           1,930           1,138
                                                                                      ---------       ---------       ---------

      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  13,387       $  13,591       $   8,924
                                                                                      =========       =========       =========

Earnings per OP Unit outstanding:
      Income before extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . $    1.29       $    1.19       $    1.05
      Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (.44)             --              --
                                                                                      ---------       ---------       ---------

      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     .85       $    1.19       $    1.05
                                                                                      =========       =========       =========
Weighted average OP Units outstanding . . . . . . . . . . . . . . . . . . . . . . . .    15,646          11,420           8,535
                                                                                      =========       =========       =========



                 The accompanying notes are an integral part
                  of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(AMOUNTS IN THOUSANDS)





                                                             POP UNITS           GENERAL PARTNER
                                                             ---------           ---------------
                                                                                                                LIMITED PARTNERS
                                                                                                                ----------------
Balance, January 1, 1994                                                             $    92,984                  $  13,744

Issuance of OP Units for rental property                                                                              9,934
Net contributions                                                                         85,807
Net income                                                                                 7,786                      1,138
Distribution declared of $1.78 per OP Unit                                               (13,725)                    (1,988)
Reclassification                                                                           2,126                     (2,126)
                                                                                     -----------                  ---------
Balance, December 31, 1994                                                               174,978                     20,702

Issuance of OP Units for rental property                                                                             15,444
Net contributions                                                                            887
Net income                                                                                11,661                      1,930
Distributions declared of $1.335 per OP Unit                                             (13,031)                    (3,096)
Reclassification                                                                           3,098                     (3,098)
                                                                                     -----------                  ---------
Balance, December 31, 1995                                                               177,593                     31,882

Issuance of POP and OP Units for rental property             $
                                                                35,783                                               17,654
Net contributions                                                                        132,975
Net income                                                                                11,704                      1,683
Distributions declared of $1.81 per OP Unit                                              (22,643)                    (3,416)
Reclassification                                                                           1,303                     (1,303)
                                                             ---------               -----------                  ---------
Balance, December 31, 1996                                   $  35,783               $   300,932                  $  46,500
                                                             =========               ===========                  =========



                 The accompanying notes are an integral part
            of the consolidated and combined financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(AMOUNTS IN THOUSANDS)

                                                                                      1996              1995              1994
                                                                                 ------------      ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    13,387       $   13,591       $     8,924
  Adjustments to reconcile net income to
         cash provided by operating activities:
     Extraordinary item, net of prepayment penalties  . . . . . . . . . . . . .        1,390               --                --
     Depreciation and amortization costs  . . . . . . . . . . . . . . . . . . .       14,887            9,747             6,949
     Deferred financing costs   . . . . . . . . . . . . . . . . . . . . . . . .          236              598               325
     Increase in other assets   . . . . . . . . . . . . . . . . . . . . . . . .       (2,659)          (3,474)           (1,505)
     Increase in accounts payable and
         other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .        8,173            4,521               192
                                                                                 -----------       ----------       -----------
     Net cash provided by operating activities  . . . . . . . . . . . . . . . .       35,414           24,983            14,885
                                                                                 -----------       ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in rental properties . . . . . . . . . . . . . . . . . . . . . . .      (78,722)         (38,214)          (78,644)
  Investment in notes receivable  . . . . . . . . . . . . . . . . . . . . . . .           --           (4,143)               --
  Investment in SHS.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,804            1,872            (7,131)
                                                                                 -----------       ----------       -----------
     Net cash used in investing activities  . . . . . . . . . . . . . . . . . .      (76,918)         (40,485)          (85,775)
                                                                                 -----------       ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . .      132,975              887            85,806
  Proceeds from borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .      185,000           41,257                --
  Repayments on borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .     (241,114)         (10,077)           (3,587)
  Payments for deferred financing costs . . . . . . . . . . . . . . . . . . . .         (277)            (990)             (675)
  Distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (25,965)         (19,832)          (11,463)
  Retirement of OP Units  . . . . . . . . . . . . . . . . . . . . . . . . . . .           --           (1,001)               --
                                                                                 -----------       ----------       -----------
     Net cash provided by financing activities  . . . . . . . . . . . . . . . .       50,619           10,244            70,081
                                                                                 -----------       ----------       -----------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . .        9,115           (5,258)             (809)
Cash and cash equivalents, beginning of year  . . . . . . . . . . . . . . . . .          121            5,379             6,188
                                                                                 -----------       ----------       -----------
Cash and cash equivalents, end of year  . . . . . . . . . . . . . . . . . . . .  $     9,236       $      121       $     5,379
                                                                                 ===========       ==========       ===========

SUPPLEMENTAL INFORMATION
  Cash paid for interest including capitalized amounts of $380,
         $192 and $58 in 1996, 1995 and 1994, respectively  . . . . . . . . . .  $     9,958       $    5,499       $     4,458
  Noncash investing and financing activities:
     Issuance of OP and POP Units for rental properties and other assets  . . .       53,437           15,444             9,934
     Debt assumed for rental properties and other   . . . . . . . . . . . . . .      134,059           12,944            20,105
     Transfer of rental homes with SHS  . . . . . . . . . . . . . . . . . . . .       (3,720)           4,018                --



                 The accompanying notes are an integral part
                  of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994

1.  BASIS OF PRESENTATION:

    Sun Communities Operating Limited Partnership (the "Company") owns and operates manufactured housing community properties. A manufactured housing community is real estate designed and improved with sites for placement of manufactured homes.

    Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the operating partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. Amounts paid on behalf of Sun by the Company are reflected in the statement of income as general and administrative expenses. The balance sheet of Sun as of December 31, 1996 is identical to the accompanying Company balance sheet, except as follows:

                                                                       (AMOUNTS IN THOUSANDS)
                                                ----------------------------------------------------------------------
                                                   AS PRESENTED
                                                      HEREIN                                    SUN COMMUNITIES, INC.
                                                 DECEMBER 31, 1996           ADJUSTMENTS           DECEMBER 31, 1996
                                                 -----------------           -----------        ---------------------
   Minority interests   . . . . . . . . . . .                --            $     82,283              $    82,283
                                                                                                     ===========

   Preferred OP Units   . . . . . . . . . . .       $    35,783                 (35,783)
   General partner  . . . . . . . . . . . . .           300,932                (300,932)
   Limited partners   . . . . . . . . . . . .            46,500                 (46,500)
   Common stock   . . . . . . . . . . . . . .                                       154              $       154
   Additional paid-in capital   . . . . . . .                                   328,321                  328,321
   Distributions in excess of accumulated   .
        earnings  . . . . . . . . . . . . . .                                   (18,370)                 (18,370)
   Notes receivable, officers . . . . . . . .                                    (9,173)                  (9,173)
                                                    -----------                                      -----------
        Partners' capital/Stockholders'
             equity . . . . . . . . . . . . .       $   383,215                                      $   300,932
                                                    ===========                                      ===========


2.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES:

    c. BUSINESS: The Company and its subsidiaries own and operate 81 manufactured housing communities located in 12 states concentrated principally in the Midwest and Southeast comprising approximately 28,800 developed sites and approximately 3,300 sites suitable for development.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1996, 1995 AND 1994


2.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES, CONTINUED:

    b. PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of the Company and all its 99 percent owned subsidiary partnerships and limited liability companies. All significant inter-entity balances and transactions have been eliminated in consolidation. Minority interests represented by Sun's one percent indirect interest in the aforementioned subsidiaries is not separately recognized in the Company's financial statements because the Company reimburses Sun for all of its expenses in excess of the income Sun earns through its one percent interest.

        Also included in these financial statements are 1.3 million Preferred OP Units ("POP Units") issued at $27 per unit bearing a quarterly distribution of 7% and are redeemable at par in June, 2002. The POP Units are convertible one-for-one into OP Units based upon the current trading price of Sun's common stock up to $31.50 per unit. At prices above $31.50 per unit, the POP Units are convertible into OP Units based on a formula the numerator of which is $31.50 plus 25 percent of unit price appreciation above $36 per unit. The denominator is the then unit price.

        SHS provides sales, brokerage and other services to current and prospective tenants. The Company owns 100 percent of the outstanding preferred stock of SHS, is entitled to 95 percent of the operating cash flow, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by three officers of the Company who are entitled to receive 5 percent of the operating cash flow.

    c. RENTAL PROPERTY: Rental property is recorded at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings and 7 to 15 years for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred and significant renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over their estimated useful lives.

    d. CASH & CASH EQUIVALENTS: The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents.

    e. REVENUE RECOGNITION: Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants range from month-to-month to twelve years and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by statute.

    f. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amount of financial instruments which includes cash and cash investments, mortgages and notes receivable, and debt approximates fair value.

    g. TAXES: As a partnership, the Company does not pay federal or state income taxes.

    h. RECLASSIFICATIONS: Certain 1994 and 1995 amounts have been reclassified to conform with the 1996 financial statement presentation. Such reclassifications have no effect on operations as originally presented.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1996, 1995 AND 1994

3.  ACQUISITIONS:

    During 1996, the Company acquired 29 manufactured housing communities comprising in excess of 11,350 development sites and 500 sites suitable for development. The cost of acquisitions aggregated $247.9 million, consisting of $229.2 million in the second quarter and $18.7 million in the fourth quarter. Consideration consisted of $134.1 million in the assumption or issuance of debt, $53.4 million in issuance of partnership interests and $60.4 million of cash.

    During 1995, the Company acquired six manufactured housing communities comprising in excess of 2,200 developed sites and 425 expansion sites. The cost of the acquisitions aggregated $52 million, consisting of $24 million, $17 million, and $11 million in the first three quarters, respectively. Consideration consisted of $12 million in the assumption or issuance of debt, $15 million in issuance of partnership interests and $25 million of cash borrowed under the Company's line of credit.

    These transactions have been accounted for as purchases, and the statements of income include the operations of the acquired communities from the dates of their respective acquisitions. In conjunction with an acquisition, the Company is obligated to issue $12.1 million of OP Units through 2009 based on the per unit price of the OP Units on each annual date.

    The following unaudited table of pro forma information has been prepared as if the Company's acquisition of six manufactured housing communities in 1995 and 29 manufactured housing communities in 1996 had occurred as of January 1, 1995. In management's opinion, the pro forma information is not necessarily indicative of consolidated results of operations that may have occurred had the above transactions taken place on January 1 of each year. In the following table, the amounts are in thousands except per unit amounts:

                                                                                               PRO FORMA FOR THE
                                                                                                     YEAR ENDED
                                                                                                     DECEMBER 31
                                                                                         ------------------------------
                                                                                                      (UNAUDITED)
                                                                                         ------------------------------
                                                                                            1996                1995
                                                                                         -----------         ----------
    Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    86,080         $   80,071
    Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    56,527         $   52,611
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    21,900         $   17,744
    Net income per OP Unit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      1.26         $     1.04

    Operating income is defined as total revenues less property operating and maintenance expense, real estate tax expense and general and administrative expense. Operating income is not necessarily an indication of the performance of the Company or a measure of liquidity.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1996, 1995 AND 1994

4.  RENTAL PROPERTY:                                                                           AT  DECEMBER 31
                                                                                         ----------------------------
                                                                                             1996             1995
                                                                                         -----------       ----------
    Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    58,943       $   32,565
    Land improvements and buildings . . . . . . . . . . . . . . . . . . . . . . . . . .      510,726          282,121
    Furniture, fixtures, equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .        9,826            9,852
    Property under development  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,318            2,075
                                                                                         -----------       ----------
                                                                                             588,813          326,613
         Less accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . .  (    30,535)         (16,583)
                                                                                         -----------       ----------
                                                                                         $   558,278       $  310,030
                                                                                         ===========       ==========

    Land improvements and buildings consist primarily of infrastructure, roads, landscaping, and clubhouses, maintenance buildings and amenities.

5.  NOTES RECEIVABLE:

    Included in other assets are $4.2 million of second and third mortgage notes collateralized by manufactured housing communities located in Alberta, Canada bearing interest at an average rate of 17 percent. The principal is due in April 2000 and the Company is entitled to 73 percent of excess cash flow, as defined.

6.  DEBT:


                                                                                                 AT DECEMBER 31
                                                                                                 ----------------------
                                                                                             1996               1995
                                                                                         -----------         ----------
    Secured term loan, interest at LIBOR plus
          1.50% (7% at December 31, 1996), due
          November 1, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    35,000
    Senior notes, interest at 7.375%, due May 1, 2001 . . . . . . . . . . . . . . . . .       65,000
    Senior notes, interest at 7.625%, due May 1, 2003 . . . . . . . . . . . . . . . . .       85,000
    Prior year debt, repaid April, 1996 . . . . . . . . . . . . . . . . . . . . . . . .         --           $  107,055
                                                                                         -----------         ----------
                                                                                         $   185,000         $  107,055
                                                                                         ===========         ==========

    The Company has a $75 million unsecured line of credit at LIBOR plus 1.50% on which no balance was owing at December 31, 1996. Fees and costs incurred to obtain financing are amortized on a straight-line basis over the terms of the respective loans.

    The Company intends to refinance the secured term loan for a ten year period during 1997 and has hedged its interest rate exposure utilizing 10-year U.S. Treasury Bonds. The realized gain or loss on the hedged position (unrealized loss of $1.3 million at December 31, 1996) will be amortized as an adjustment to interest expense over the term of the refinanced secured debt.

    The extraordinary item of $6.9 million results from the early extinguishment of debt and includes prepayment penalties and related deferred financing costs.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1996, 1995 AND 1994

7.  SUN'S STOCK OPTIONS:

    Data pertaining to Sun's stock option plans are as follows:

                                                                        1996                 1995               1994
                                                                     -----------         -----------         ----------
    Options outstanding, January 1  . . . . . . . . . . . . . . . .      301,167             300,000            200,000
    Options granted . . . . . . . . . . . . . . . . . . . . . . . .      482,950             375,430            100,000
        Option price  . . . . . . . . . . . . . . . . . . . .    $26.625-$28.637     $21.625-$24.875      $22.50-$22.75
    Options exercised . . . . . . . . . . . . . . . . . . . . . . .       16,683             356,763                 --
        Option price  . . . . . . . . . . . . . . . . . . . . . .    $20-$23.125         $20-$21.625
    Options forfeited . . . . . . . . . . . . . . . . . . . . . . .         --                17,500                 --
        Option price  . . . . . . . . . . . . . . . . . . . . . . .                   $22.00-$23.125
    Options outstanding, December 31  . . . . . . . . . . . . . . .      767,434             301,167            300,000
        Option price  . . . . . . . . . . . . . . . . . . . . . .    $20-$28.637         $20-$24.875         $20-$22.75
    Options exercisable, December 31  . . . . . . . . . . . . . . .      392,949             232,833            220,000

    Sun's stock option plans provide for up to 1.5 million shares/units of common stock/partnership interests that may be granted to directors, executive officers and other key employees of Sun or the Company. At December 31, 1996, 322,000 shares/units of common stock/partnership interests were available for the granting of options. Options are granted at fair market value and generally vest over a two-year period and may be exercised for 10 years after date of grant. The plans provide for the grant of up to 1,485,000 options. At December 31, 1996, the weighted average remaining contractual life relating to options was 8.5 years.

    The Company has opted to measure compensation cost utilizing the intrinsic value method. The fair value of each option grant was estimated as of the date of grant using the Block-Scholes option-pricing model with the following assumptions for options granted in:

                                                                                            1996               1995
                                                                                         ---------           --------
    Estimated fair value per share/unit of options granted during year  . . . . . . . .      $1.94              $2.22

    Assumptions:
          Annualized dividend yield . . . . . . . . . . . . . . . . . . . . . . . . . .       6.9%               7.7%
          Common stock/partnership interest price volatility  . . . . . . . . . . . . .      15.1%              15.3%
          Risk-free rate of return  . . . . . . . . . . . . . . . . . . . . . . . . . .       6.2%               6.4%
          Expected option term (in years) . . . . . . . . . . . . . . . . . . . . . . .          8                  8

    This accounting would have resulted in net income of $13.2 million and $12.9 million and net income per OP Unit of $.84 and $1.13 in 1996 and 1995, respectively.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1996, 1995 AND 1994


8   QUARTERLY FINANCIAL DATA (UNAUDITED):

The following unaudited quarterly amounts are in thousands, except for per unit amounts:

                                                                    FIRST            SECOND            THIRD           FOURTH
                                                                   QUARTER           QUARTER          QUARTER         QUARTER
                                                                  MARCH 31         JUNE 30(B)         SEPT. 30        DEC. 31
                                                                 -----------       ----------         --------        -------
    1996
    Total revenues  . . . . . . . . . . . . . . . . . . . . . .  $    12,442       $   18,149       $    20,862      $   21,746
    Operating income (a)  . . . . . . . . . . . . . . . . . . .  $     8,254       $   12,063       $    13,538      $   14,262
    Net income  . . . . . . . . . . . . . . . . . . . . . . . .  $     3,456       $    5,647       $     6,278      $    6,572
    Weighted average OP Units . . . . . . . . . . . . . . . . .       11,766           16,363            17,018          17,434
    Earnings per OP Unit  . . . . . . . . . . . . . . . . . . .  $       .29       $      .32       $       .33      $      .34

    1995
    Total revenues  . . . . . . . . . . . . . . . . . . . . . .  $     9,770       $   11,250       $    11,906      $   12,186
    Operating income (a)  . . . . . . . . . . . . . . . . . . .  $     6,420       $    7,386       $     7,780      $    8,172
    Net income  . . . . . . . . . . . . . . . . . . . . . . . .  $     3,206       $    3,567       $     3,525      $    3,293
    Weighted average OP Units . . . . . . . . . . . . . . . . .       10,576           11,678            11,702          11,713
    Earnings per OP Unit  . . . . . . . . . . . . . . . . . . .  $      0.30       $     0.31       $      0.30      $     0.28

    (a) Operating income is defined as total revenues less property operating and maintenance expense, real estate tax expense, and general and administrative expenses. Operating income is a measure of the performance of the operations of the properties before the effects of depreciation, amortization and interest expense. Operating income is not necessarily an indication of the performance of the Company or a measure of liquidity.

    (b) Net income and earnings per share are presented before an extraordinary item arising from debt extinguishment of which $6,896 or $.44 per OP Unit.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                                                                  SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996
(AMOUNTS IN THOUSANDS)


                                                                                                 COST CAPITALIZED
                                                                                                   SUBSEQUENT TO
                                                                                                    ACQUISITION
                                                                  INITIAL COST                  -----------------------
                                                                   TO COMPANY                       IMPROVEMENTS
                                                               --------------------------       -----------------------

                                                                               BUILDING                       BUILDING
                                                                                 AND                            AND
PROPERTY NAME         LOCATION                ENCUMBRANCE        LAND          FIXTURES            LAND       FIXTURES
-------------         -----------------       -----------      ---------       ----------       --------     ---------
Allendale             Allendale, MI                            $   393       $    3,684              -              -
Alpine                Grand Rapids, MI                             729            6,692              -              -
Arbor Terrace         Bradenton, FL                                481            4,410              -              -
Ariana Village        Lakeland, FL                 -               240            2,195              -       $    159
Bedford Hills         Battle Creek, MI             -  (1)        1,265           11,562              -              -
Bonita Lake           Bonita Springs, FL           -               285            2,641              -              -
Boulder Creek         Pflugerville, TX             -             1,000              500              -              -
Branch Creek          Austin, TX                   -               796            3,716              -          1,982
Breezy Hill           Pompano Beach, FL            -             1,778           16,085              -              -
Brentwood             Kentwood, MI                 -               385            3,592              -              -
Brookside Village     Goshen, IN                   -               260            1,080       $    386          3,242
Byron Center          Byron Center, MI             -               257            2,402              -              -
Candlelight Village   Chicago Heights, IL          -               600            5,623              -              -
Candlewick Court      Owosso, MI                   -               125            1,900            132            702
Catalina              Middletown, OH               -               653            5,858              -             95
Chain O'Lakes         Grand Island, FL             -               551            5,003              -              -
Chisholm Point        Pflugerville, TX             -               609            5,286              -            758
Clearwater Village    South Bend, IN               -                80            1,270             61            570
Cobus Green           Elkhart, IN                  -               762            7,037              -            213
College Park Estates  Canton, MI                   -                75              800            174          4,254
Continental Estates   Davison, MI                  -             1,625           16,581              -              -
Country Acres         Cadillac, MI                 -               380            3,495              -              -
Country Meadows       Flat Rock, MI                -               924            7,583            296          5,469
Countryside Village   Perry, MI                    -  (1)          275            3,920            185          1,313
Creekwood Meadows     Burton, MI                   -               808            2,043              -              -
Cutler Estates        Grand Rapids, MI             -  (1)          822            7,604              -              -
Douglas Estates       Austell, GA                  -               508            2,125              -            191
Edwardsville          Edwardsville, KS             -  (1)          425            8,805            541            743
Fisherman's Cove      Flint, MI                    -               380            3,438              -            240
Flagview Village      Douglasville, GA             -               508            2,125              -            167
Four Seasons          Ankeny, IO                   -               890            8,054              -              -






                                                    GROSS AMOUNT
                                                    CARRIED AT
                                                   DECEMBER 31, 1996
                                                --------------------------

                                                                BUILDING
                                                                  AND                            ACCUMULATED           DATE OF
PROPERTY NAME         LOCATION                   LAND           FIXTURES          TOTAL          DEPRECIATION       ACQUISITION
-------------         -----------------        --------       ----------        ----            ------------       -----------
Allendale             Allendale, MI           $    393       $     3,684       $     4,077       $      62            1996
Alpine                Grand Rapids, MI             729             6,692             7,421             115            1996
Arbor Terrace         Bradenton, FL                481             4,410             4,891              76            1996
Ariana Village        Lakeland, FL                 240             2,354             2,594             202            1994
Bedford Hills         Battle Creek, MI           1,265            11,562            12,827             200            1996
Bonita Lake           Bonita Springs, FL           285             2,641             2,926              45            1996
Boulder Creek         Pflugerville, TX           1,000               500             1,500               -            1996
Branch Creek          Austin, TX                   796             5,698             6,494             180            1995
Breezy Hill           Pompano Beach, FL          1,778            16,085            17,863             281            1996
Brentwood             Kentwood, MI                 385             3,592             3,977              61            1996
Brookside Village     Goshen, IN                   646             4,322             4,968             394            1985
Byron Center          Byron Center, MI             257             2,402             2,659              41            1996
Candlelight Village   Chicago Heights, IL          600             5,623             6,223              98            1996
Candlewick Court      Owosso, MI                   257             2,602             2,859             267            1985
Catalina              Middletown, OH               653             5,953             6,606             643            1993
Chain O'Lakes         Grand Island, FL             551             5,003             5,554             143            1996
Chisholm Point        Pflugerville, TX             609             6,044             6,653             255            1995
Clearwater Village    South Bend, IN               141             1,840             1,981             179            1986
Cobus Green           Elkhart, IN                  762             7,250             8,012             745            1993
College Park Estates  Canton, MI                   249             5,054             5,303             418            1978
Continental Estates   Davison, MI                1,625            16,581            18,206             286            1996
Country Acres         Cadillac, MI                 380             3,495             3,875              60            1996
Country Meadows       Flat Rock, MI              1,220            13,052            14,272             778            1994
Countryside Village   Perry, MI                    460             5,233             5,693             494            1987
Creekwood Meadows     Burton, MI                   808             2,043             2,851               -            1996
Cutler Estates        Grand Rapids, MI             822             7,604             8,426             130            1996
Douglas Estates       Austell, GA                  508             2,316             2,824             243            1988
Edwardsville          Edwardsville, KS             966             9,548            10,514           1,001            1987
Fisherman's Cove      Flint, MI                    380             3,678             4,058             371            1993
Flagview Village      Douglasville, GA             508             2,292             2,800             245            1988
Four Seasons          Ankeny, IO                   890             8,054             8,944             140            1996


SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
(AMOUNTS IN THOUSANDS)

                                                                                                 COST CAPITALIZED
                                                                                                   SUBSEQUENT TO
                                                                                                    ACQUISITION
                                                                  INITIAL COST                  -----------------------
                                                                   TO COMPANY                       IMPROVEMENTS
                                                               --------------------------       -----------------------

                                                                               BUILDING                       BUILDING
                                                                                 AND                            AND
PROPERTY NAME         LOCATION                ENCUMBRANCE        LAND          FIXTURES            LAND       FIXTURES
-------------         -----------------       -----------      ---------       ----------       --------     ---------

Golden Lakes          Plant City, FL               -              1,092            7,161              1            189
Grand                 Grand Rapids, MI             -                578            5,396              -              -
Hamlin                Webberville, MI              -                125            1,675             77            490
Holiday Village       Elkhart, IN                  -                100            3,207            143            692
Indian Creek          Ft. Myers Beach, FL          -              3,832           34,660              -              -
Island Lake           Merritt Island, FL           -                700            6,431              -             23
Kensington Meadows    Lansing, MI                  -                250            2,699              -            827
King's Court          Traverse City, MI            -              1,473           13,782              -              -
King's Lake           Debary, FL                   -                280            2,542              -            380
King's Pointe         Winter Haven, FL             -                262            2,359              -             63
Kissimmee Gardens     Kissimmee, FL                -                594            5,522              -             45
Lake Juliana          Auburndale, FL               -                335            2,848              -            119
Lake San Marino       Naples, FL                   -                650            5,760              -              -
Leesburg Landing      Leesburg, FL                 -                 50              429              -              -
Liberty Farms         Valparaiso, IN               -                 66            1,201            116          1,520
Lincoln Estates       Holland, MI                  -                455            4,201              -              -
Maple Grove Estates   Dorr, MI                     -                 15              210             19            216
Maplewood             Lawrence, IN                 -                280            2,122              -            371
Meadow Lake Estates   White Lake, MI               -              1,188           11,498            127          1,059
Meadowbrook           Indianapolis, IN             -                927            3,833            331            708
Meadowbrook Estates   Monroe, MI                   -                431            3,320            379          5,285
Meadowbrook Village   Tampa, FL                    -                519            4,728              -             30
Meadows               Nappanee, IN                 -                300            2,300              3          1,644
Meadowstream Village  Sodus, MI                    -                100            1,175            109          1,016
Orange Tree           Orange City, FL              -                283            2,530              -             63
Paradise              Chicago Heights, IL          -                723            6,638              -              -
Parkwood              Grand Blanc, MI              -                477            4,279              -            215
Pin Oak Parc          St. Louis, MO                -              1,038            3,250             44          1,058
Pine Hills            Middlebury, IN               -                 72              544             52          1,263





                                                     GROSS AMOUNT
                                                     CARRIED AT
                                                    DECEMBER 31, 1996
                                                 --------------------------

                                                                 BUILDING
                                                                   AND                            ACCUMULATED           DATE OF
PROPERTY NAME         LOCATION                    LAND           FIXTURES          TOTAL          DEPRECIATION       ACQUISITION
-------------         -----------------         --------       ----------        ----            ------------       -----------

Golden Lakes          Plant City, FL               1,093             7,350             8,443             777            1993
Grand                 Grand Rapids, MI               578             5,396             5,974              91            1996
Hamlin                Webberville, MI                202             2,165             2,367             226            1984
Holiday Village       Elkhart, IN                    243             3,899             4,142             421            1986
Indian Creek          Ft. Myers Beach, FL          3,832            34,660            38,492             606            1996
Island Lake           Merritt Island, FL             700             6,454             7,154             316            1995
Kensington Meadows    Lansing, MI                    250             3,526             3,776             143            1995
King's Court          Traverse City, MI            1,473            13,782            15,255             233            1996
King's Lake           Debary, FL                     280             2,922             3,202             240            1994
King's Pointe         Winter Haven, FL               262             2,422             2,684             211            1994
Kissimmee Gardens     Kissimmee, FL                  594             5,567             6,161             616            1993
Lake Juliana          Auburndale, FL                 335             2,967             3,302             264            1994
Lake San Marino       Naples, FL                     650             5,760             6,410             100            1996
Leesburg Landing      Leesburg, FL                    50               429               479               9            1996
Liberty Farms         Valparaiso, IN                 182             2,721             2,903             239            1985
Lincoln Estates       Holland, MI                    455             4,201             4,656              72            1996
Maple Grove Estates   Dorr, MI                        34               426               460              47            1979
Maplewood             Lawrence, IN                   280             2,493             2,773             260            1989
Meadow Lake Estates   White Lake, MI               1,315            12,557            13,872           1,119            1994
Meadowbrook           Indianapolis, IN             1,258             4,541             5,799             471            1989
Meadowbrook Estates   Monroe, MI                     810             8,605             9,415             881            1986
Meadowbrook Village   Tampa, FL                      519             4,758             5,277             488            1994
Meadows               Nappanee, IN                   303             3,944             4,247             375            1987
Meadowstream Village  Sodus, MI                      209             2,191             2,400             241            1984
Orange Tree           Orange City, FL                283             2,593             2,876             225            1994
Paradise              Chicago Heights, IL            723             6,638             7,361             114            1996
Parkwood              Grand Blanc, MI                477             4,494             4,971             465            1993
Pin Oak Parc          St. Louis, MO                1,082             4,308             5,390             335            1994
Pine Hills            Middlebury, IN                 124             1,807             1,931             188            1980


SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                                                                  SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
(AMOUNTS IN THOUSANDS)

                                                                                                 COST CAPITALIZED
                                                                                                   SUBSEQUENT TO
                                                                                                    ACQUISITION
                                                                  INITIAL COST                  -----------------------
                                                                   TO COMPANY                       IMPROVEMENTS
                                                               --------------------------       -----------------------

                                                                               BUILDING                       BUILDING
                                                                                 AND                            AND
PROPERTY NAME         LOCATION                ENCUMBRANCE        LAND          FIXTURES            LAND       FIXTURES
-------------         -----------------       -----------      ---------       ----------       --------     ---------

Pine Ridge            Petersburg, VA               -                  405            2,397              -            809
Plantation Manor      Ft. Pierce, FL               -                  950            8,891              -             16
Pleasure Cove         Ft. Pierce, FL               -                  550            5,005              -              -
Presidential          Hudsonville, MI              -                  680            6,314              -              -
Royal Country         Miami, FL                    -  (1)           2,290           20,758              -            160
Saddle Oak Club       Ocala, FL                    -                  730            6,743              -            167
Scio Farms            Ann Arbor, MI                -                2,300           22,659              -          1,749
Sherman Oaks          Jackson, MI                  -  (1)             200            2,400            240          2,874
Siesta Bay            Ft. Myers Beach, FL          -                2,051           18,549              -              -
Silver Star           Orlando, FL                  -                1,067            9,685              -              -
Tallowwood            Coconut Creek, FL            -                  510            5,099              -            126
Timber Ridge          Ft. Collins, CO              -                  990            9,231              -              -
Timberbrook           Bristol, IN                  -  (1)             490            3,400            101          3,668
Timberline Estates    Grand Rapids, MI             -                  536            4,867              -            198
Town and Country      Traverse City, MI            -                  406            3,736              -              -
Valley Mills          Indianapolis, IN             -                  150            3,500              -            336
Water Oak Country
  Club Est.           Lady Lake, FL                -                2,503           17,478              -            873
West Glen Village     Indianapolis, IN             -                1,100           10,028              -            270
Whispering Palm       Sebastian, FL                -                  975            8,754              -              -
Woods Edge            West Lafayette, IN           -                  100            2,600              3          1,192
Worthington Arms      Delaware, OH                 -                  376            2,624              -            740
Corporate
  Headquarters        Farmington Hills, MI         -                    -                -              -          1,191
                                               -----            ---------       ----------       --------       --------
                                                                $  55,423       $  478,127       $  3,520       $ 51,743
                                                                =========       ==========       ========       ========




                                                   GROSS AMOUNT
                                                   CARRIED AT
                                                  DECEMBER 31, 1996
                                               --------------------------

                                                               BUILDING
                                                                 AND                            ACCUMULATED           DATE OF
PROPERTY NAME         LOCATION                  LAND           FIXTURES          TOTAL          DEPRECIATION       ACQUISITION
-------------         -----------------       --------       ----------        ----            ------------       -----------

Pine Ridge            Petersburg, VA                 405             3,206             3,611             327            1986
Plantation Manor      Ft. Pierce, FL                 950             8,907             9,857             765            1994
Pleasure Cove         Ft. Pierce, FL                 550             5,005             5,555             434            1994
Presidential          Hudsonville, MI                680             6,314             6,994             107            1996
Royal Country         Miami, FL                    2,290            20,918            23,208           2,123            1994
Saddle Oak Club       Ocala, FL                      730             6,910             7,640             485            1995
Scio Farms            Ann Arbor, MI                2,300            24,408            26,708           1,157            1995
Sherman Oaks          Jackson, MI                    440             5,274             5,714             544            1986
Siesta Bay            Ft. Myers Beach, FL          2,051            18,549            20,600             324            1996
Silver Star           Orlando, FL                  1,067             9,685            10,752             169            1996
Tallowwood            Coconut Creek, FL              510             5,225             5,735             455            1994
Timber Ridge          Ft. Collins, CO                990             9,231            10,221             156            1996
Timberbrook           Bristol, IN                    591             7,068             7,659             640            1987
Timberline Estates    Grand Rapids, MI               536             5,065             5,601             439            1994
Town and Country      Traverse City, MI              406             3,736             4,142              64            1996
Valley Mills          Indianapolis, IN               150             3,836             3,986             404            1989
Water Oak Country
  Club Est.           Lady Lake, FL                2,503            18,351            20,854           1,968            1993
West Glen Village     Indianapolis, IN             1,100            10,298            11,398             870            1994
Whispering Palm       Sebastian, FL                  975             8,754             9,729             152            1996
Woods Edge            West Lafayette, IN             103             3,792             3,895             376            1985
Worthington Arms      Delaware, OH                   376             3,364             3,740             347            1990
Corporate
  Headquarters        Farmington Hills, MI             -             1,191             1,191             303         VARIOUS
                                                --------       -----------       -----------       ---------
                                                $ 58,943       $   529,870       $   588,813       $  30,535
                                                ========       ===========       ===========       =========



(1)  These communities collateralize $35 million of secured debt.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date:  March 28, 1997

         SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

         By:  Sun Communities, Inc., General Partner

              By: /s/ Gary A. Shiffman
                  -------------------------------
                   Gary A. Shiffman, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                TITLE                  DATE
----                      --------------------------  --------------

/s/ Milton M. Shiffman    Chairman of the Board of
----------------------    Directors                   March 28, 1997
Milton M. Shiffman

/s/ Gary A. Shiffman      Chief Executive Officer,
--------------------      President and Director      March 28, 1997
Gary A. Shiffman

/s/ Jeffrey P. Jorissen   Senior Vice President,
-----------------------   Chief Financial Officer,
Jeffrey P. Jorissen       Treasurer, Secretary
                          and Principal Accounting
                          Officer                     March 28, 1997

/s/ Carl R. Weinert
-------------------       Director                    March 28, 1997
Carl R. Weinert

/s/ Paul D. Lapides
-------------------       Director                    March 28, 1997
Paul D. Lapides

/s/ Ted J. Simon
----------------          Director                    March 28, 1997
Ted J. Simon

/s/ Clunet R. Lewis
-------------------       Director                    March 28, 1997
Clunet R. Lewis

/s/ Ronald L. Piasecki
----------------------    Director                    March 28, 1997
Ronald L. Piasecki

/s/ Arthur A. Weiss
-------------------       Director                    March 28, 1997
Arthur A. Weiss

                                 EXHIBIT INDEX

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                                  DESCRIPTION                                     PAGE
------   -------------------------------------------------------------------------  ------------
2.1      Form of General Partner's Common Stock Certificate                             (1)
2.2      Master Contribution and Sale Agreement pertaining to the Aspen Properties      (2)
2.3      Contribution Agreement pertaining to Leesburg Landing                          (8)
2.4      Contribution Agreement pertaining to Continental Estates                       (8)
3.1      Amended and Restated Articles of Incorporation of Sun Communities, Inc.        (1)
3.2      Bylaws of Sun Communities, Inc.                                                (3)
4.1      Indenture, dated as of April 24, 1996, among the General Partner, the          (4)
         Company and Bankers Trust Company, as Trustee
4.2      Form of Note for the 2001 Notes                                                (4)
4.3      Form of Note for the 2003 Notes                                                (4)
10.1     Second Amended and Restated Agreement of Limited Partnership of Sun            (8)
         Communities Operating Limited Partnership
10.2     Amended and Restated 1993 Stock Option Plan#                                   (8)
10.3     Amended and Restated 1993 Non-Employee Director Stock Option Plan#             (8)
10.4     Form of Stock Option Agreement between the General Partner and certain         (1)
         directors, officers and other individuals#
10.5     Form of Non-Employee Director Stock Option Agreement between the General       (5)
         Partner and certain directors#
10.6     Employment Agreement between the General Partner and Gary A. Shiffman#         (8)
10.7     Agreement regarding termination of Robert B. Bayer's Employment                (6)
         Agreement#
10.8     Registration Rights and Lock-Up Agreement with the General Partner             (5)
10.9     Revolving Credit Agreement with NBD Bank, N.A.                                 (5)
10.10    Line of Credit Agreement with Lehman Brothers Holdings Inc.                    (3)
10.11    Property Management and Leasing Agreement between the Financing                (5)
         Partnership and Sun Management, Inc.
10.12    Property Management and Leasing Termination Agreement between the              (8)
         Financing Partnership and Sun Management, Inc.
10.13    Purchase Agreement with respect to Mortgage Debt                               (1)
10.14    Credit Agreement between Fort McMurray Housing Inc. and Sun Communities        (3)
         Alberta Limited Partnership
10.15    First Amending Agreement to Credit Agreement between Fort McMurray             (3)
         Housing Inc. and Sun Communities Alberta Limited Partnership
10.16    Demand Note Agreement from Sun Communities Operating Limited Partnership       (3)
         to NBD Bank, Canada
10.17    Fee and Commission Agreement between Sun Communities Operating Limited         (3)
         Partnership and Fort McMurray Housing Inc.

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                                  DESCRIPTION                                     PAGE
------   -------------------------------------------------------------------------  ------------
10.18    $1,022,538.12 Promissory Note from Gary A. Shiffman to the General             (7)
         Partner
10.19    $1,022,538.13 Promissory Note from Gary A. Shiffman to the General             (7)
         Partner
10.20    $6,604,923.75 Promissory Note from Gary A. Shiffman to the General             (7)
         Partner
10.21    Stock Pledge Agreement between Gary A. Shiffman and the General Partner        (7)
         for 94,570 shares of Common Stock
10.22    Stock Pledge Agreement between Gary A. Shiffman and the General Partner        (7)
         for 305,430 shares of Common Stock
10.23    Registration Rights Agreement between Gary A. Shiffman and the General         (3)
         Partner
10.24    Registration Rights and Lock Up Agreement among the General Partner and        (3)
         the partners of Miami Lakes Venture Associates, as amended
10.25    Registration Rights and Lock Up Agreement among the General Partner and        (3)
         the partners of Scio Farms Estates Limited Partnership
10.26    Registration Rights and Lock Up Agreement among the General Partner and        (3)
         the partners of Kensington Meadows Associates
10.27    Registration Rights and Lock Up Agreement among the General Partner and        (8)
         certain affiliates of Aspen Enterprises, Ltd. (Preferred OP Units)
10.28    Registration Rights and Lock Up Agreement among the General Partner and        (8)
         certain affiliates of Aspen Enterprises, Ltd. (Common OP Units)
10.29    Registration Rights Agreement among the General Partner and the partners       (8)
         of S&K Smith Co.
10.30    Employment Agreement between the General Partner and Jeffrey P. Jorissen#      (8)
21       List of Subsidiaries
23       Consent of Coopers & Lybrand L.L.P., independent accountants
27       Financial Data Schedule

-----------------
(1) Incorporated by reference to the General Partner's Registration Statement No. 33-69340.

(2) Incorporated by reference to the General Partner's Current Report on Form 8-K dated March 20, 1996.

(3) Incorporated by reference to the General Partner's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Incorporated by reference to the General Partner's Current Report on Form 8-K dated April 24, 1996.

(5) Incorporated by reference to the General Partner's Registration Statement No. 33-80972.

(6) Incorporated by reference to the General Partner's Annual Report on Form 10-K for the year ended December 31, 1994.

(7) Incorporated by reference to the General Partner's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(8) Incorporated by reference to the General Partner's Annual Report on Form 10-K for the year ended December 31, 1996.


# Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.