Form 10-Q
period 1997-03-31
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 1997-05-09
CIK 917224

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes. [X] No [ ]

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                                     INDEX
                                  ___________



                                                                         PAGES
                                                                         -----

PART I
------

Item 1.          Financial Statements:

                 Consolidated Balance Sheets as of March 31, 1997 and
                          December 31, 1996                                    3

                 Consolidated Statements of Income for the Three Months
                          Ended March 31, 1997 and 1996                        4

                 Consolidated Statements of Cash Flows for the Three Months
                          Ended March 31, 1997 and 1996                        5

                 Notes to Consolidated Financial Statements                  6-7


Item 2.          Management's Discussion and Analysis of Financial
                          Condition and Results of Operations               8-10



PART II
-------

Item 5.          Ratios of Earnings to Fixed Charges                          11

Item 6.(a)       Exhibits required by Item 601 of Regulation S-K              11

Item 6.(b)       Reports on Form 8-K                                          11

                 Signatures                                                   12

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                 (IN THOUSANDS)
                                   __________


                ASSETS                                1997               1996
                                                    --------           ---------
Investment in rental property, net                  $562,955           $558,278
Cash and cash equivalents                             10,552              9,236
Investment in Sun Home Services, Inc. ("SHS")          9,592              5,103
Other assets                                          12,864             12,439
                                                    --------           --------

              Total assets                          $595,963           $585,056
                                                    ========           ========


                          LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Debt                                             $185,000           $185,000
   Accounts payable and accrued expenses              10,899              7,718
   Deposits and other liabilities                      9,487              9,123
   Distributions payable                               9,113                --
                                                    --------           --------
                   Total liabilities                 214,499            201,841
                                                    --------           --------

Partners' Capital:
    Preferred Operating Partnership Units
         ("POP Units"), unlimited authorized,
         1,325 issued and outstanding in 1997
         and 1996                                     35,783             35,783
    Operating Partnership Units ("OP Units"),
         unlimited authorized, 18,058 and 17,751
         issued and outstanding in 1997 and 1996,
         respectively
    General partner                                  300,328            300,932
    Limited partners                                  45,353             46,500
                                                    --------           --------

                   Total partners' capital           381,464            383,215
                                                    --------           --------
                   Total liabilities and partners'
                   capital                          $595,963           $585,056
                                                    ========           ========




        The accompanying notes are an integral part of the consolidated financial statements.

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                 (IN THOUSANDS)
                                    --------



                                                           1997          1996
Revenues:                                                --------      --------
       Rental income                                     $ 22,638      $ 11,995
       Other income                                           755           447
                                                         --------      --------

              Total revenues                               23,393        12,442
Expenses:                                                --------      --------

       Property operating and maintenance                   5,147         2,621
       Real estate taxes                                    1,863           868
       General and administrative                           1,078           699
       Depreciation and amortization                        4,821         2,760
       Interest                                             3,445         2,038
                                                         --------      --------
               Total expenses                              16,354         8,986
                                                         --------      --------

Net income                                                  7,039         3,456
Less distribution to Preferred OP Units                       626            --
                                                         --------      --------
Earnings attributable to OP Units                        $  6,413      $  3,456
                                                         ========      ========

Earnings attributed to:
       General Partner                                   $  5,568      $  2,937
       Limited Partners                                       845           519
                                                         --------      --------
                                                         $  6,413      $  3,456
                                                         ========      ========
Earnings per OP unit                                     $    .36      $    .29
                                                         ========      ========

Weighted average OP units outstanding                      18,005        11,766
                                                         ========      ========




        The accompanying notes are an integral part of the consolidated financial statements.

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                 (IN THOUSANDS)
                                   __________


                                                               1997       1996
Cash flows from operating activities:                      ---------    --------
      Net income                                           $ 6,413      $ 3,456
      Adjustments to reconcile net income to net
           cash provided by operating activities:
         Depreciation and amortization costs                 4,821        2,760
         Deferred financing costs                               39          113
         Increase in prepaid expenses and other assets        (669)         (27)
         Increase (decrease) in accounts payable and other
           liabilities                                       4,171         (361)
                                                           -------      -------
                 Net cash provided by operating activities  14,775        5,941
                                                           -------      -------
Cash flows from investing activities:
      Investment in rental properties                       (9,277)      (1,577)
      Investment in SHS                                     (4,489)          70
                                                           -------      -------
                 Net cash used in investing activities     (13,766)      (1,507)
                                                           -------      -------
Cash flows from financing activities:
      Distributions                                         (7,886)      (5,211)
      Proceeds from borrowings                                  --        4,524
      Repayments on borrowings                                  --         (370)
      Payments for deferred financing costs                    (16)         (35)
      Capital contribution                                   8,209          765
                                                           -------      -------
                 Net cash provided by (used in) financing
                     activities                                307         (327)
                                                           -------      -------

Net increase in cash and cash equivalents                    1,316        4,107

Cash and cash equivalents, beginning of period               9,236          121
                                                           -------      -------

Cash and cash equivalents, end of period                   $10,552      $ 4,228
                                                           =======      =======





        The accompanying notes are an integral part of the consolidated financial statements

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ________


1.    BASIS OF PRESENTATION:
      ---------------------

These unaudited condensed consolidated financial statements of Sun Communities Operating Limited Partnership, (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1996. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period financial statements to conform with current period presentation.

      Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the Company's partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. Amounts paid on behalf of Sun by the Company are reflected in the statement of operations as general and administrative expenses. The balance sheet of Sun as of March 31, 1997 is identical to the accompanying Company balance sheet, except as follows:


                                                   AS PRESENTED
                                                      HEREIN                                     SUN COMMUNITIES, INC.
                                                  MARCH 31, 1997             ADJUSTMENTS            MARCH 31, 1997
                                                  --------------             -----------         ---------------------
                                                                        (AMOUNTS IN THOUSANDS)
Minority interests  . . . . . . . .                       --                $  81,136                 $  81,136
                                                                                                      =========
Preferred OP Units  . . . . . . . .               $   35,783                  (35,783)
General partner . . . . . . . . . .                  300,328                 (300,328)
Limited partners. . . . . . . . . .                   45,353                  (45,353)
Common stock. . . . . . . . . . . .                                               157                 $     157
Additional paid-in capital. . . . .                                           336,527                   336,527
Distributions in excess of
  accumulated earnings. . . . . . .                                           (27,183)                  (27,183)
Officers' notes . . . . . . . . . .                                            (9,173)                   (9,173)
                                                  ----------                                          ---------
  Partners' capital/Stockholders'
          equity. . . . . . . . . .               $  381,464                                          $ 300,328
                                                  ==========                                          =========

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ________

2.  RENTAL PROPERTY:
    ---------------

    The following summarizes rental property (in thousands):


                                              March 31,    December 31,
                                                1997           1996
                                            ------------   ------------
           Land                            $   59,809     $   58,943
           Land improvements and buildings    518,856        510,726
           Furniture, fixtures, equipment      10,477          9,826
           Property under development           8,948          9,318
                                           ----------     ----------
                                              598,090        588,813
           Accumulated depreciation           (35,135)       (30,535)
                                           ----------     ----------

           Rental property, net            $  562,955     $  558,278
                                           ==========     ==========

3.    DEBT:

      The following table sets forth certain information regarding debt at March 31, 1997 (in thousands):



              Secured term loan, interest at LIBOR
                   plus 1.50%, due November 1, 1997       $   35,000
              Senior notes, interest at 7.375%, due
                   May 1, 2001                                65,000
              Senior notes, interest at 7.625%, due
                   May 1, 2003                                85,000
                                                          ----------
                                                          $  185,000
                                                          ==========

4.   OTHER INCOME:

     The components of other income are as follows (in thousands):



                                                       March 31,
                                                  1997          1996
                                                  ----          ----
              Interest:
                   Notes and mortgages        $    436       $   366
                   Other                           124            39
              Other property revenues              152           112
              Equity earnings (loss) - SHS          43           (70)
                                              --------       -------
                                              $    755       $   447
                                              ========       =======

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


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1997 and 1996

For the three months ended March 31, 1997, net income before distribution to Preferred OP Units increased 103.7 percent from $3.5 million to $7.0 million, when compared to the three months ended March 31, 1996. The increase was due to increased revenues of $10.9 million while expenses increased by $7.4 million.

Rental income increased by $10.6 million from $12.0 million to $22.6 million or
88.7 percent, due to acquisitions ($9.7 million), lease up of sites ($0.3 million) and increases in rents and other community revenues ($0.6 million).

Other income increased by $0.3 million from $0.4 million to $0.7 million or
68.9 percent due primarily to increased interest income and improved results of SHS.

Property operating and maintenance increased by $2.5 million from $2.6 million to $5.1 million or 96.4 percent due primarily to acquisitions ($2.2 million).

Real estate taxes increased by $1.0 million from $0.9 million to $1.9 million or 114.6 percent due primarily to acquisitions ($0.9 million).

General and administrative expenses increased by $0.4 million from $.7 million to $1.1 million or 54.2 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of rental income declined from 5.8 percent to 4.8 percent of rental revenues as a result of economies of scale resulting from the company's growth.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $7.0 million from $8.3 million to $15.3 million or 85.4 percent. EBITDA decreased as a percentage of revenues from 66.3 percent to 65.4 percent.

Depreciation and amortization increased by $2.0 million from $2.8 million to $4.8 million or 74.7 percent due primarily to acquisitions.

Interest expense increased by $1.4 million from $2.0 million to $3.4 million or
69.0 percent primarily due to increased average debt outstanding.

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                                   ________


SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the three months ended March 31, 1997 and 1996. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1996. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table excludes the 1,200 sites where the Company's interest is in the form of a shared appreciation mortgage note.



                                                            SAME PROPERTY                TOTAL PORTFOLIO
                                                         -----------------              ------------------
                                                         1997         1996              1997          1996
                                                         ----         ----              ----          ----
Property revenues, including other                  $  13,007     $  12,107         $  22,790    $   12,107
                                                    ---------     ---------         ---------    ----------
Property operating expenses:
       Property operating and maintenance               2,859         2,621             5,147         2,621
       Real estate taxes                                  964           868             1,863           868
                                                    ---------     ---------         ---------    ----------
               Property operating expenses              3,823         3,489             7,010         3,489
                                                    ---------     ---------         ---------    ----------

Property EBITDA                                     $   9,184     $   8,618         $  15,780    $    8,618
                                                    =========     =========         =========    ==========

Number of properties                                       52            52                84            52
Developed sites                                        17,400        16,900            30,000        16,900
Occupied sites                                         16,370        15,969            27,458        15,969
Occupancy %                                              94.1%         94.5%             94.7%(1)      94.5%
Weighted average monthly rent per site              $     250      $    240         $     254    $      240
Sites available for development                         1,889         2,368             3,552         2,368
Sites in development                                      481           412               849           412


(1) Occupancy % relates to manufactured housing sites, excluding recreational vehicle sites.


On a same property basis, property revenues increased by $0.9 million from $12.1 million to $13.0 million, or 7.4 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass throughs. Also contributing to revenue growth was the increase of 401 leased sites at March 31, 1997 compared to March 31, 1996.

Property operating expenses increased by $0.3 million from $3.5 million to $3.8 million, or 9.6 percent, due to increased occupancies and costs and increases
in assessments and millage rates by local taxing authorities.   Property EBITDA
increased by $0.6 million from $8.6 million to $9.2 million, or 6.6 percent.

Sites available for development in the total portfolio increased by 1,184 from 2,368 to 3,552 with 778 sites added in conjunction with acquisitions in Michigan, Florida and Indiana, and 885 in new communities under development in Texas and Michigan.

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                                   ________


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1.3 million to $10.5 million at March 31, 1997 compared to $9.2 million at December 31, 1996 primarily because cash provided by operating and financing activities exceeded cash used in investing activities.

Net cash provided by operating activities increased by $8.8 million to $14.8 million for the three months ended March 31, 1997 compared to $6.0 million for the same period in 1996. $5.0 million of this increase was due to increases in net income before depreciation and amortization and minority interests with the remaining balance attributable to changes in working capital.

Net cash used in investing activities was $13.8 million for the three months ended March 31, 1997 compared to $1.5 million for the same period in 1996. $7.7 million of this increase was due to acquisition related activities with the remaining balance attributable to the Company's investment in SHS.

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 1997 and net cash used in financing activities for the three months ended March 31, 1996 was $0.3 million. The change was primarily due to a $7.4 million increase in capital contributions offset by a $4.5 million decrease in proceeds from borrowings and a $2.7 million increase in distributions paid.

The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities and additional capital contributions. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in expansions, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term.

The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of equity or debt securities. The Company can also meet these requirements by utilizing its $75 million line of credit which bears interest at LIBOR plus 1.25% (effective May 1 1997) and is due November 1, 1999.

At March 31, 1997, the Company's debt to total market capitalization approximated 23% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 4.3 years and a weighted average interest rate of 7.4%.

Recurring capital expenditures approximated $0.8 million for the three months ended March 31, 1997.

PART II





ITEM 5. - RATIOS OF EARNINGS TO FIXED CHARGES

The Company's ratios of earnings to fixed charges for the years December 31, 1992, 1993, 1994, 1995 and 1996, and the three months ended March 31, 1997 were 1.05:1, 1.05:1, 2.79:1, 3.03:1, 2.49:1, and 2.52:1, respectively.

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

Dated: May 9, 1997



                                      SUN COMMUNITIES OPERATING
                                      LIMITED PARTNERSHIP
                                      By: Sun Communities, Inc., General Partner


                                       BY:  /s/   Gary A. Shiffman
                                            ---------------------------------
                                                  Gary A. Shiffman, President


                                       BY:  /s/   Jeffrey P. Jorissen
                                            ---------------------------------
                                                  Jeffrey P. Jorissen, Chief
                                                  Financial Officer and
                                                  Secretary

                                 EXHIBIT INDEX



                                                                    PAGE
                                                      FILED        NUMBER
EXHIBIT NO.    DESCRIPTION                          HEREWITH       HEREIN

12.1           Ratio of Earnings to Fixed Charges       X

27             Financial Data Schedule                  X