Form 10-Q
period 1997-06-30
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 1997-08-13
CIK 917224

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         Quarterly report pursuant to Section 13 or 15(d) of the Securities
                   Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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





  PART I                                                                  Pages

  Item 1.   Financial Statements:

            Consolidated Balance Sheets as of June 30, 1997 and
                 December 31, 1996                                          3

            Consolidated Statements of Income for the Periods
                 Ended June 30, 1997 and 1996                               4

            Consolidated  Statements of  Cash  Flows  for  the  Six
                 Months Ended June 30, 1997 and 1996                        5

            Notes to Consolidated Financial Statements                    6-7


  Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     8-11



  PART II

  Item 5.        Ratios of Earnings to Fixed Charges                       12

  Item 6.(a)     Exhibits required by Item 601 of Regulation S-K           12

  Item 6.(b)     Reports on Form 8-K                                       12

                 Signatures                                                13

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                 (IN THOUSANDS)
                                   __________


                        ASSETS                            1997             1996
                                                          ----             ----
  Investment in rental property, net                     $ 568,296       $ 558,278
  Cash and cash equivalents                                  1,355           9,236
  Investment in Sun Home Services, Inc. ("SHS")             12,972           5,103
  Other assets                                              16,938          12,439
                                                         ---------       ---------

             Total assets                                $ 599,561       $ 585,056
                                                         =========       =========


           LIABILITIES AND PARTNERS  CAPITAL

  Liabilities:
    Debt                                                 $ 185,000       $ 185,000
    Accounts payable and accrued expenses                    8,987           7,718
    Deposits and other liabilities                           8,897           9,123
    Distributions payable                                    9,244            ---
                                                         ---------       ---------

             Total liabilities                             212,128         201,841
                                                         ---------       ---------

  Partners' Capital:
    Preferred Operating Partnership Units ("POP Units"),
       unlimited authorized, 1,325 issued and
       outstanding in 1997 and 1996                         35,783          35,783
    Operating Partnership Units ("OP Units"), unlimited
       authorized, 18,335  and 17,751 issued and
       outstanding in 1997 and 1996, respectively
    General partner                                        306,603         300,932
    Limited partners                                        45,047          46,500
                                                         ---------       ---------
             Total partners' capital                       387,433         383,215
                                                         ---------       ---------
             Total liabilities and partners' capital     $ 599,561       $ 585,056
                                                         =========       =========





             The accompanying notes are an integral part of the consolidated financial statements.

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996

                                 (in thousands)



                                        FOR THE SIX              FOR THE THREE
                                        MONTHS ENDED             MONTHS ENDED
                                          JUNE 30                   JUNE 30
                                       -------------             --------------
                                       1997   1996                1997    1996
                                       -----  -----              ------  ------
 Revenues:
     Rental income                  $ 44,790  $ 29,254        $ 22,152 $ 17,259
     Other income                      1,836     1,337           1,081      890
                                    --------  --------         -------- -------

         Total revenues               46,626    30,591          23,233   18,149
                                    --------  --------         -------- -------
 Expenses:
     Property operating and
         maintenance                  10,197     6,483           5,050    3,862
     Real estate taxes                 3,740     2,266           1,877    1,398
     General and administrative        2,196     1,525           1,118      826
     Depreciation and amortization     9,777     6,510           4,956    3,750
     Interest                          6,799     4,704           3,354    2,666
                                    --------  --------         -------- -------


         Total expenses               32,709    21,488          16,355   12,502
                                    --------  --------         -------- -------

 Income before extraordinary item     13,917     9,103           6,878    5,647
 Extraordinary item, early
     extinguishment of debt              ---    (6,896)            ---   (6,896)
                                    --------  --------         -------- -------


 Net income (loss)                    13,917     2,207           6,878   (1,249)
 Less distribution to Preferred
     OP Units                          1,252       417             626      417
                                    --------  --------         -------- -------
 Earnings (loss) attributable to
     OP Units                       $ 12,665  $  1,790        $  6,252 $ (1,666)
                                    ========  ========        ======== ========

 Net income (loss) attributed to:
     General Partner                $ 11,015  $  1,462        $  5,447 $ (1,475)
     Limited Partners                  1,650       328             805     (191)
                                    --------  --------        -------- --------
                                    $ 12,665  $  1,790        $  6,252   (1,666)
                                    ========  ========        ======== ========

 Earnings per OP unit:
     Income before extraordinary
     item                           $    .70  $    .62        $    .34 $    .32
     Extraordinary item                   --      (.49)             --     (.42)
                                    --------  --------        -------- --------
     Net income                     $    .70  $    .13        $    .34 $   (.10)
                                    ========  ========        ======== ========
 Weighted average OP units
     outstanding                      18,144    14,064          18,282   16,363
                                    ========  ========        ========  =======


       The accompanying notes are an integral part of the consolidated financial statements.

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                 (IN THOUSANDS)
                                   __________



                                                             1997                1996
                                                            ------               -----
 Cash flows from operating activities:
   Net income                                               $ 12,665            $  1,790
   Adjustments to reconcile net income to net
      cash provided by operating activities:
    Extraordinary item, net of prepayment penalties               --               1,390
    Depreciation and amortization costs                        9,777               6,510
    Deferred financing costs                                      77                 158
    (Increase) decrease in prepaid expenses and other assets  (2,402)              1,358
    Increase in accounts payable and other liabilities
                                                               1,670               6,886
                                                            --------            --------
         Net cash provided by operating activities            21,787              18,092
                                                            --------            --------
 Cash flows from investing activities:
   Investment in rental properties                           (19,318)            (58,115)
   Investment in affiliates                                   (7,869)                 74
   Note issued to officer of general partner                  (2,600)                  -
                                                           --------            ---------

         Net cash used in investing activities               (29,787)            (58,041)
                                                            --------            --------

 Cash flows from financing activities:
   Distributions                                             (16,376)            (11,094)
   Proceeds from borrowings                                       --             180,000
   Repayments on borrowings                                       --            (238,490)
   Payments for deferred financing costs                         (51)               (209)
   Capital contribution                                       16,546             120,851
                                                            --------            --------

         Net cash provided by financing activities               119              51,058
                                                            --------            --------

 Net increase (decrease) in cash and cash equivalents         (7,881)             11,109

 Cash and cash equivalents, beginning of period                9,236                 121
                                                            --------            --------

 Cash and cash equivalents, end of period                   $  1,355            $ 11,230
                                                            ========            ========

 Supplemental information:
   OP units issued for rental properties                          --            $ 39,959
   Debt assumed for rental properties                             --            $131,435



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

     Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company.
     As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the Company's partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. Amounts paid on behalf of Sun by the Company are reflected in the statement of operations as general and administrative expenses. The balance sheet of Sun as of June 30, 1997 is identical to the accompanying Company balance sheet, except as follows:


                                                                AS PRESENTED
                                                                    HEREIN                        SUN COMMUNITIES, INC.
                                                                 JUNE 30, 1997     ADJUSTMENTS       JUNE 30, 1997
                                                               -----------------   -----------    -----------------
                                                                      (AMOUNTS IN THOUSANDS)

    Other assets                                                 $  16,938           $  (2,600)      $  14,338
                                                                 =========           =========       =========
    Total assets                                                 $ 599,561           $  (2,600)      $ 596,961
                                                                 =========           =========       =========
    Minority interests  . . . . . . . . . . . . . . .                   --           $  80,830       $  80,830
                                                                                                     =========

    Preferred OP Units  . . . . . . . . . . . . . . .            $  35,783             (35,783)
    General partner   . . . . . . . . . . . . . . . .              306,603            (306,603)
    Limited partners  . . . . . . . . . . . . . . . .               45,047             (45,047)
    Common stock  . . . . . . . . . . . . . . . . . .                                      160          $  160
    Additional paid-in capital  . . . . . . . . . . .                                  344,861         344,861
    Distributions in excess of
        accumulated earnings  . . . . . . . . . . . .                                  (29,245)        (29,245)
    Officers  notes   . . . . . . . . . . . . . . . .                                  (11,773)        (11,773)
        Partners' capital/Stockholders'                          ---------           ---------       ---------
              equity  . . . . . . . . . . . . . . . .            $ 387,433              (2,600)      $ 304,003
                                                                 =========           =========       =========
        Total liabilities and partners' capital/
              stockholders' equity                               $ 599,561           $  (2,600)      $ 596,961
                                                                 =========           =========       =========

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ________


  2. RENTAL PROPERTY:

     The following summarizes rental property (in thousands):

                                                         June 30,   December 31,
                                                           1997        1996
                                                        ---------   -----------
          Land                                          $  60,929     $  58,943
          Land improvements and buildings                 529,262       510,726
          Furniture, fixtures, equipment                   11,062         9,826
          Property under development                        6,878         9,318
                                                        ---------     ---------
                                                          608,131       588,813
          Accumulated depreciation                        (39,835)      (30,535)
                                                        ---------     ---------

          Rental property, net                          $ 568,296     $ 558,278
                                                        =========     =========

  3. DEBT:

     The following table sets forth certain information regarding debt at June 30, 1997 (in thousands):

          Secured term loan, interest at LIBOR
             plus 1.50%, due November 1, 1997                         $  35,000
          Senior notes, interest at 7.375%, due
             May 1, 2001                                                 65,000
          Senior notes, interest at 7.625%, due
             May 1, 2003                                                 85,000
                                                                      ---------
                                                                      $ 185,000
                                                                      =========

  4. NOTES RECEIVABLE:

     Included in other assets at June 30, 1997 is a $2.6 million 10 year note to an officer of the general partner, collateralized by 80,000 shares of Sun Communities, Inc.'s common stock, with personal liability up to
     1.3 million which bears interest at LIBOR + 1.75%.

     Also included in other assets at June 30, 1997 and 1996 are $4.2 million of second and third mortgage notes collateralized by manufactured housing communities located in Alberta, Canada bearing interest at an average rate of 17 percent.

  5. OTHER INCOME:
     The components of other income are as follows (in thousands):

                                  Six Months Ended           Three Months Ended
                                      June 30,                     June 30,
                                   1997      1996             1997      1996
                                   -----     ------           -----     ----
     Interest:
        Notes and mortgages      $   962    $   742         $   526     $ 376
        Other                        213        339              89       300
     Other property revenues         279        226             127       114
     Equity earnings - Sun Home
        Services, Inc. ( SHS )       382         30             339       100
                                 -------    -------         -------     -----
                                 $ 1,836    $ 1,337         $ 1,081     $ 890
                                 =======    =======         =======     =====

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


  RESULTS OF OPERATIONS

  Comparison of the six months ended June 30, 1997 and 1996

  For the six months ended June 30, 1997, net income before distribution to Preferred OP Units increased 52.9 percent from $9.1 million to $13.9 million, when compared to the six months ended June 30, 1996. The increase was due to increased revenues of $16.0 million while expenses increased by $11.2 million.

  Rental income increased by $15.5 million from $29.3 million to $44.8 million or 53.1 percent, due to acquisitions ($13.6 million), lease up of sites ($.7 million) and increases in rents and other community revenues ($1.2 million).

  Other income increased by  $.5 million from $1.3 million  to $1.8 million  or
  37.3 percent due primarily to increased interest income and improved results of SHS.

  Property operating and maintenance increased by $3.7 million from $6.5 million to $10.2 million or 57.3 percent due primarily to acquisitions ($3.2 million).

  Real estate taxes increased by $1.5 million from $2.3 million to $3.8 million or 65.0 percent due primarily to acquisitions ($1.3 million).

  General and administrative expenses increased by $.7 million from $1.5 million to $2.2 million or 44.0 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of total revenues declined from 5.0 percent to
  4.7 percent as a result of economies of scale resulting from the company's growth.

  Earnings  before interest,  taxes, depreciation  and amortization ("EBITDA")
  increased by  $10.2 million  from $20.3   million  to $30.5 million or 50.0
  percent.  EBITDA declined as  a percentage of revenues from 66.4  percent to
  65.4 percent, primarily due to increased real estate taxes as a percentage of total revenues.

  Depreciation and amortization increased by $3.3 million from $6.5 million to $9.8 million or 50.2 percent due primarily to acquisitions.

  Interest expense increased by $2.1 million from $4.7 million to $6.8 million or 44.5 percent primarily due to increased average debt outstanding.

  The extraordinary item in the six months ended June 30, 1996 results from the early extinguishment of debt and includes prepayment penalties and related deferred financing costs.

            SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               ________


 Comparison of the Three Months Ended June 30, 1997 and 1996

 Rental income increased by $4.9 million from $17.3 million to $22.2 million or 28.4 percent, due to acquisitions ($4.0 million), lease up of sites ($.3 million) and increases in rents and other community revenues ($.6 million).

 Property operating and maintenance increased by $1.2 million from $3.9 million to $5.1 million or 30.8 percent, due primarily to acquisitions ($1.0 million).

 Real estate taxes increased by $.5 million from $1.4 million to $1.9 million or 34.3 percent due primarily to acquisitions ($.4 million).

 General and administrative expenses increased by $.3 million from $.8 million to $1.1 million or 35.3 percent, due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of total revenues increased from 4.6 percent to 4.8 percent.

 Earnings before interest, taxes, depreciation and amortization
 ("EBITDA") increased by $3.1 million from $12.1 million to $15.2 million or 25.9 percent. EBITDA declined as a percentage of revenues from 66.5 percent to 65.4 percent.

 Depreciation and amortization increased by $1.2 million from $3.8 million to $5.0 million or 32.2 percent due primarily to acquisitions.

 Interest expense increased by $.7 million from $2.7 million to $3.4 million or 25.8 percent due to increased debt outstanding.

 The extraordinary item in the three months ended June 30, 1996 results from the early extinguishment of debt and includes prepayment penalties and related deferred financing costs.

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              ________


SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and
for the six months ended June  30,  1997  and 1996.    The  "Same  Property"
data  represents information  regarding  the operation  of  communities  owned
as  of January  1,  1996.    Site,  occupancy,  and  rent  data  for  those
communities is presented as of the last day of each period presented. The table excludes the 1,200 sites where the Company's interest is in the form of a shared appreciation mortgage note.



                                        SAME PROPERTY       TOTAL PORTFOLIO
                                      ------------------  -------------------
                                        1997      1996      1997       1996
                                      --------  --------  --------   --------
Property revenues, including other    $ 25,096  $ 23,579  $ 45,069   $ 29,480
                                      --------  --------  --------   --------
Property operating expenses:
    Property operating and maintenance   4,833     4,516    10,197      6,483
    Real estate taxes                    1,929     1,750     3,740      2,266
                                      --------  --------  --------   --------
        Property operating expenses      6,762     6,266    13,937      8,749
                                      --------  --------  --------   --------
Property EBITDA                       $ 18,334  $ 17,313  $ 31,132   $ 20,731
                                      ========  ========  ========   ========

Number of properties                        52        52        84         77
Developed sites                         17,535    16,970    30,400     27,380
Occupied sites                          16,511    16,137    28,133     25,701(1)
Occupancy %                              94.2%     95.1%     94.7%(1)   95.4%(1)
Weighted average monthly rent per
site                                  $    249  $    237  $   255(1) $    247(1)
Sites available for development          1,732     2,643     3,312      2,872
Sites in development                       398       624       736        643


(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property revenues increased by $1.5 million from $23.6 million to $25.1 million, or 6.4 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass throughs. Also contributing to revenue growth was the increase of 374 leased sites at June 30, 1997 compared to June 30, 1996.

Property operating expenses increased by $.5 million from $6.3 million to $6.8 million, or 7.9 percent, due to increased occupancies and costs and increases in assessments and millage rates by local taxing authorities. Property EBITDA increased by $1.0 million from $17.3 million to $18.3 million, or 5.9 percent.

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               ________


  LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents decreased by $7.9 million to $1.4 million at June 30, 1997 compared to $9.2 million at December 31, 1996 primarily because cash used in investing activities exceeded cash provided by operating activities.

  Net cash provided by operating activities increased by $3.7 million to $21.8 million for the six months ended June 30, 1997 compared to $18.1 million for the same period in 1996. Net income before depreciation and amortization, minority interests and extraordinary item increased by $12.8 million which was offset by $9.1 million of increases in other assets and liabilities.

  Net cash used in investing activities was $29.8 million for the six months ended June 30, 1997 compared to $58.0 million for the same period in 1996. $38.8 million of this decrease was due to acquisition related activities with $10.5 million of the remaining balance attributable to the Company's investment in affiliates and loan to an officer of the general partner.

  Net cash provided by financing activities was $.1 million for the six months ended June 30, 1997 primarily due to $16.5 million of capital contributions exceeding $16.4 million of distributions paid. For the same period in 1996,
  net cash provided by financing activities was $51.1 million   due to
  increased net borrowings and proceeds from capital contributions.

  The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities and additional capital contributions. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in site development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term.

  The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of equity or debt securities. The Company can also meet these requirements by utilizing its $75 million line of credit which bears interest at LIBOR plus 1.25% and is due November 1, 1999.

  At June 30, 1997, the Company's debt to total market capitalization approximated 22% percent (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 4.1 years and a weighted average interest rate of 7.5 percent.

  Recurring capital expenditures approximated $1.9 million for the six months ended June 30, 1997.

PART II





  ITEM 5. - RATIOS OF EARNINGS TO FIXED CHARGES

  The Company's ratios of earnings to fixed charges for the years December 31, 1992, 1993, 1994, 1995 and 1996, and the six months ended June 30, 1997 were 1.05:1, 1.05:1, 2.79:1,  3.03:1, 2.49:1, and 2.49:1, respectively.

  ITEM 6.(a) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

        EXHIBIT  NO.                                 DESCRIPTION
        ------------                                 -----------
            12.1                                 Ratios of Earnings to Fixed
            27                                   Charges Financial Data
                                                 Schedule

  ITEM 6.(b) - REPORTS ON FORM 8-K

  The Company did not file any reports on Form 8-K during the period covered by this Form 10-Q.

                                   SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Dated: August 12, 1997



                                  SUN COMMUNITIES OPERATING
                                  LIMITED PARTNERSHIP
                                  By: Sun Communities,  Inc., General Partner


                                  BY: /s/ Gary A. Shiffman
                                      -------------------------------
                                          Gary A. Shiffman, President


                                  BY: /s/  Jeffrey P. Jorissen
                                      -------------------------------
                                           Jeffrey P. Jorissen, Chief
                                           Financial Officer and Secretary

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