Form 10-Q
period 1997-09-30
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 1997-11-12
CIK 917224

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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



       Registrant's telephone number, including area code: (248) 932-3100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]




                                   1 of 15

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                                     INDEX
                                  ___________



                                                                           PAGES
                                                                           -----
PART I

Item 1.  Financial Statements:

                 Consolidated Balance Sheets as of September 30, 1997 and
                          December 31, 1996                                  3

                 Consolidated Statements of Income for the Periods
                          Ended September 30, 1997 and 1996                  4

                 Consolidated Statements of Cash Flows for the Nine Months
                          Ended September 30, 1997 and 1996                  5

                 Notes to Consolidated Financial Statements                 6-8


Item 2.          Management's Discussion and Analysis of Financial
                          Condition and Results of Operations               9-12



PART II


Item 5.          Ratios of Earnings to Fixed Charges                        13

Item 6.(a)       Exhibits required by Item 601 of Regulation S-K            13

Item 6.(b)       Reports on Form 8-K                                        13

                 Signatures                                                 14

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                 (IN THOUSANDS)
                                   __________


                                       ASSETS                                1997                  1996
                                                                        ------------           -----------
Investment in rental property, net                                      $    586,342           $   558,278
Cash and cash equivalents                                                      1,730                 9,236
Investment in Sun Home Services, Inc. ("SHS")                                 18,030                 5,103
Notes receivable                                                              20,518                 4,176
Other assets                                                                  14,324                 8,263
                                                                        ------------           -----------

                   Total assets                                         $    640,944           $   585,056
                                                                        ============           ===========


                          LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Line of credit                                                      $     20,000           $        --
    Debt                                                                     195,000               185,000
    Accounts payable and accrued expenses                                     13,230                 7,718
    Deposits and other liabilities                                             7,990                 9,123
    Distributions payable                                                      9,393                    --
                                                                        ------------           -----------

                   Total liabilities                                         245,613               201,841
                                                                        ------------           -----------

Partners' Capital:
    Preferred Operating Partnership Units ("POP Units"),
         unlimited authorized, 1,325 issued and
         outstanding in 1997 and 1996                                         35,783                35,783
    Operating Partnership Units ("OP Units"), unlimited
         authorized 18,652 and 17,751 issued and
         outstanding in 1997 and 1996, respectively
    General partner                                                          314,798               300,932
    Limited partners                                                          44,750                46,500
                                                                        ------------           -----------

                   Total partners' capital                                   395,331               383,215
                                                                        ------------           -----------

                   Total liabilities and partners' capital              $    640,944           $   585,056
                                                                        ============           ===========





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

                                 (IN THOUSANDS)
                                   __________


                                                                      FOR THE NINE               FOR THE THREE
                                                                      MONTHS ENDED               MONTHS ENDED
                                                                      SEPTEMBER 30               SEPTEMBER 30
                                                                ------------------------    -----------------------
                                                                     1997         1996         1997          1996
                                                                ----------    ----------    ---------     ---------
Revenues:
       Income from property                                     $   68,632    $   50,128    $  23,177     $  20,279
       Interest and other income                                     2,111         1,325          940           583
                                                                ----------    ----------    ---------     ---------

               Total revenues                                       70,743        51,453       24,117        20,862
                                                                ----------    ----------    ---------     ---------
Expenses:
       Property operating and maintenance                           15,620        11,204        5,423         4,721
       Real estate taxes                                             5,578         3,987        1,838         1,721
       General and administrative                                    3,312         2,407        1,116           882
       Depreciation and amortization                                14,927        10,530        5,150         4,020
       Interest                                                     10,397         7,944        3,598         3,240
                                                                ----------    ----------    ---------     ---------

               Total expenses                                       49,834        36,072       17,125        14,584
                                                                ----------    ----------    ---------     ---------

Income before extraordinary item                                    20,909        15,381        6,992         6,278
Extraordinary item, early extinguishment
    of debt                                                           --         (6,896)         --            --
                                                                ----------    ----------    ---------     ---------
Net income                                                          20,909         8,485        6,992         6,278
Less distribution to Preferred OP Units                              1,879         1,043          627           626
                                                                ----------    ----------    ---------     ---------
Earnings attributable to OP Units                               $   19,030    $    7,442    $   6,365     $   5,652
                                                                ==========    ==========    =========     =========

Net income attributed to:
       General Partner                                          $   16,588    $    6,474    $   5,573     $   5,012
       Limited Partners                                              2,442           968          792           640
                                                                ----------    ----------    ---------     ---------
                                                                $   19,030    $    7,442    $   6,365     $   5,652
                                                                ==========    ==========    =========     =========

Earnings per OP unit:
       Income before extraordinary item                         $     1.04    $      .95    $     .34     $     .33
       Extraordinary item                                               --          (.46)          --            --
                                                                ----------    ----------    ---------     ---------
       Net income                                               $     1.04    $      .49    $     .34     $     .33
                                                                ==========    ==========    =========     =========

Weighted average OP units outstanding                               18,296        15,049       18,602        17,018
                                                                ==========    ==========    =========     =========




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                 (IN THOUSANDS)
                                   __________


                                                                                 1997              1996
                                                                              ----------       -----------
Cash flows from operating activities:
    Net income                                                                $   19,030       $     7,442
    Adjustments to reconcile net income to net
         cash provided by operating activities:
      Extraordinary item, net of prepayment penalties                               --               1,390
      Depreciation and amortization costs                                         14,927            10,530
      Deferred financing costs                                                       116               195
      (Increase) decrease in prepaid expenses and other assets                    (4,599)              402
      Increase in accounts payable and other liabilities                           5,025             7,907
                                                                              ----------       -----------

              Net cash provided by operating activities                           34,499            27,866
                                                                              ----------       -----------

Cash flows from investing activities:
    Investment in rental properties                                              (42,214)          (67,265)
    Investment in affiliates                                                     (12,927)             (366)
    Notes receivable                                                             (16,342)               --
                                                                              ----------       -----------

              Net cash used in investing activities                              (71,483)          (67,631)
                                                                              ----------       -----------

Cash flows from financing activities:
    Distributions                                                                (24,982)          (18,206)
    Proceeds from borrowings                                                      30,000           180,000
    Repayments on borrowings                                                        --            (238,490)
    Payments for deferred financing costs                                         (2,355)             (209)
    Capital contribution                                                          26,815           126,254
                                                                             -----------       -----------

              Net cash provided by financing activities                           29,478            49,349
                                                                             -----------       -----------

Net increase (decrease) in cash and cash equivalents                              (7,506)            9,584

Cash and cash equivalents, beginning of period                                     9,236               121
                                                                             -----------       -----------

Cash and cash equivalents, end of period                                     $     1,730       $     9,705
                                                                             ===========       ===========

Supplemental information:
    OP units issued for rental properties                                             --       $    39,959
    Debt assumed for rental properties                                                --       $   131,435

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

      Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the Company's partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. Amounts paid on behalf of Sun by the Company are reflected in the statement of operations as general and administrative expenses. The balance sheet of Sun as of September 30, 1997 is identical to the accompanying Company balance sheet, except as follows:


                                           AS PRESENTED
                                              HEREIN                                    SUN COMMUNITIES, INC.
                                         SEPTEMBER 30, 1997          ADJUSTMENTS          SEPTEMBER 30, 1997
                                         -------------------        -------------       ---------------------
                                                                    (IN THOUSANDS)

Notes receivable  . . . . . . . . .      $       20,518             $      (2,600)      $              17,918
                                         ==============             =============       =====================

Total assets  . . . . . . . . . . .      $      640,944             $      (2,600)      $             638,344
                                         ==============             =============       =====================

Minority interests  . . . . . . . .                  --             $      80,533       $              80,533
                                                                                        =====================

Preferred OP Units  . . . . . . . .      $       35,783                   (35,783)
General partner . . . . . . . . . .             314,798                  (314,798)
Limited partners  . . . . . . . . .              44,750                   (44,750)
Common stock  . . . . . . . . . . .                                           163       $                 163
Additional paid-in capital  . . . .                                       355,127                     355,127
Distributions in excess of
    accumulated earnings  . . . . .                                       (31,319)                    (31,319)
Officers' notes . . . . . . . . . .                                       (11,773)                    (11,773)
                                         --------------             -------------       ---------------------
    Partners' capital/Stockholders'
          equity  . . . . . . . . .      $      395,331             $      (2,600)      $             312,198
                                         ==============             =============       =====================
Total liabilities and partners'
    capital/stockholders' equity  .      $      640,944             $      (2,600)      $             638,344
                                         ==============             =============       =====================

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ________


2.    PORTFOLIO GROWTH:

As of September 30, 1997, the Company has acquired or financed 8 communities comprising 2,948 developed sites and 338 development sites for $41.2 million.


3.    RENTAL PROPERTY:

The following summarizes rental property (in thousands):

                                                                  September 30,           December 31,
                                                                     1997                    1996
                                                                ---------------         --------------

              Land                                              $        62,481         $       58,943
              Land improvements and buildings                           546,005                510,726
              Furniture, fixtures, equipment                             11,463                  9,826
              Property under development                                 11,078                  9,318
                                                                ---------------         --------------
                                                                        631,027                588,813
              Accumulated depreciation                                  (44,685)               (30,535)
                                                                ---------------         --------------

              Rental property, net                              $       586,342         $      558,278
                                                                ===============         ==============

4.    DEBT:

The following table sets forth certain information regarding debt (in thousands):

                                                                  September 30,              December 31,
                                                                     1997                        1996
                                                                  ------------               ------------
              Secured term loan, interest at 7.01%
                   due November 10, 2007                          $    45,000                $         --
              Secured term loan, interest at LIBOR
                   plus 1.50%, due November 1, 1997                        --                      35,000
              Senior notes, interest at 7.375%, due
                   May 1, 2001                                         65,000                      65,000
              Senior notes, interest at 7.625%, due
                   May 1, 2003                                         85,000                      85,000
                                                                  -----------                ------------
                                                                  $   195,000                $    185,000
                                                                  ===========                ============

The Company had $55 million available borrowings under its $75 million line of credit at September 30, 1997.

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    NOTES RECEIVABLE:

      Notes receivable consist of the following (in thousands):


                                                                          September 30,       December 31,
                                                                             1997                 1996
                                                                          -------------       ------------
              Mortgage notes receivable with minimum
                   monthly interest payments at 7%,
                   maturing June 30, 2012, collateralized by
                   manufactured housing/recreational vehicle
                   communities located in Dover, DE (a)                   $    13,742         $         --

              Second mortgage and third shared appreciation
                   mortgage notes with monthly interest
                   payments at an average rate of 17 percent
                   and excess interest as defined, collateralized
                   by manufactured housing communities
                   located in Alberta, Canada                                   4,176                4,176

              10 year note to an officer of the general partner
                   bearing interest at LIBOR + 1.75%
                   collateralized by 80,000 shares of Sun
                   Communities, Inc. common stock with
                   personal liability up to $1.3 million                        2,600                   --
                                                                          -----------         ------------
                                                                          $    20,518         $      4,176
                                                                          ===========         ============

(a) The stated interest rate is capped at 12%. The excess of the stated rate over the pay rate is added to the principal balance and will also accrue interest at the stated rate.

6. OTHER INCOME:

The components of interest and other income are as follows (in thousands):

                                                  Nine Months Ended                 Three Months Ended
                                                     September 30,                      September 30,
                                                 1997         1996                 1997           1996
                                                 -----        ------              -----           -----
      Interest                                   $  1,027     $  1,095            $    328      $    383
      Equity earnings:
        Sun Home Services, Inc. ("SHS")               875          230                 493           200
        Bingham Financial
           Services Corporation,
           a subsidiary of SHS                        209           --                 119            --
                                                 --------     --------            --------      --------
                                                 $  2,111     $  1,325            $    940      $    583
                                                 ========     ========            ========      ========

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


RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 1997 and 1996

For the nine months ended September 30, 1997, net income before extraordinary item and distribution to Preferred OP Units increased 35.9 percent from $15.4 million to $20.9 million, when compared to the nine months ended September 30, 1996. The increase was due to increased revenues of $19.3 million while expenses increased by $13.8 million.

Income from property increased by $18.5 million from $50.1 million to $68.6 million or 36.9 percent, due to acquisitions ($15.4 million), lease up of sites ($1.1 million) and increases in rents and other community revenues ($2.0 million).

Interest and other income increased by $.8 million from $1.3 million to $2.1 million or 59.3 percent due primarily to improved results of SHS and the inception of operations at Bingham Financial Services Corporation.

Property operating and maintenance increased by $4.4 million from $11.2 million to $15.6 million or 39.4 percent due primarily to acquisitions ($3.6 million).

Real estate taxes increased by $1.6 million from $4.0 million to $5.6 million or 39.9 percent due primarily to acquisitions ($1.4 million).

General and administrative expenses increased by $.9 million from $2.4 million to $3.3 million or 37.6 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of total revenues remained constant at 4.7 percent.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $12.3 million from $33.9 million to $46.2 million or 36.6 percent. EBITDA declined as a percentage of revenues from 65.8 percent to 65.4 percent, primarily due to increased real estate taxes as a percentage of total revenues.

Depreciation and amortization increased by $4.4 million from $10.5 million to $14.9 million or 41.8 percent due primarily to acquisitions.

Interest expense increased by $2.5 million from $7.9 million to $10.4 million or 30.9 percent primarily due to increased average debt outstanding.

The extraordinary item in the nine months ended September 30, 1996 results from the early extinguishment of debt and includes prepayment penalties and related deferred financing costs.

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    ________


Comparison of the Three Months Ended September 30, 1997 and 1996

Income from property increased by $2.9 million from $20.3 million to $23.2 million or 14.3 percent, due to acquisitions ($1.7 million), lease up of sites ($.4 million) and increases in rents and other community revenues ($.8 million).

Interest and other income increased by $.3 million from $.6 million to $.9 million or 61.2 percent due primarily to improved results at SHS and the inception of operations at Bingham Financial Services Corporation.

Property operating and maintenance increased by $.7 million from $4.7 million to $5.4 million or 14.9 percent, due primarily to acquisitions ($.5 million).

Real estate taxes increased by $.1 million from $1.7 million to $1.8 million or
6.8  percent due to acquisitions.

General and administrative expenses increased by $.2 million from $.9 million to $1.1 million or 26.5 percent, due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of total revenues increased from 4.2 percent to 4.6 percent.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $2.2 million from $13.5 million to $15.7 million or 16.3 percent. EBITDA increased as a percentage of revenues from 64.9 percent to 65.3 percent.

Depreciation and amortization increased by $1.1 million from $4.0 million to $5.1 million or 28.1 percent due primarily to acquisitions.

Interest expense increased by $.4 million from $3.2 million to $3.6 million or
11.0 percent due to increased debt outstanding.

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    ________


SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the nine months ended September 30, 1997 and 1996. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1996. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company's interest is in the form of shared appreciation notes or where the Company is providing financing and managing the properties. Such amounts relate to 1,243 sites in 1996 and 2,040 sites in 1997 and were formerly classified in other income.


                                                                 SAME PROPERTY               TOTAL PORTFOLIO
                                                           -----------------------         ------------------------
                                                              1997           1996             1997          1996
                                                           ---------        ------           ------        -------
Income from property                                       $  37,911       $35,618         $  68,632      $ 50,128
                                                           ---------       -------         ---------      --------

Property operating expenses:
       Property operating and maintenance                      7,569         7,183            15,620        11,204
       Real estate taxes                                       2,893         2,696             5,578         3,987
                                                           ---------       -------         ----------     --------
               Property operating expenses                    10,462         9,879            21,198        15,191
                                                           ---------       -------         ----------     --------

Property EBITDA                                            $  27,449       $25,739         $  47,434      $ 34,937
                                                           =========       =======         =========      ========


Number of properties                                              54            54                95            79
Developed sites                                               18,744        18,351            33,326        28,777
Occupied sites                                                17,786        17,256            30,965        26,867
Occupancy %                                                     94.9%(1)      94.0%(1)          95.2%(1)      94.8%(1)
Weighted average monthly rent per site                     $     249 (1)   $   239 (1)     $     256 (1)  $    248 (1)
Sites available for development                                1,728         2,277             3,288         3,461
Sites in development                                             319           681               762           662


(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property revenues increased by $2.3 million from $35.6 million to $37.9 million, or 6.4 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass throughs. Also contributing to revenue growth was the increase of 530 leased sites at September 30, 1997 compared to September 30, 1996.

Property operating expenses increased by $.6 million from $9.9 million to $10.5 million, or 5.9 percent, due to increased occupancies and costs and increases
in assessments and millage rates by local taxing authorities.   Property EBITDA
increased by $1.7 million from $25.7 million to $27.4 million, or 6.6 percent.

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    ________


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $7.5 million to $1.7 million at September 30, 1997 compared to $9.2 million at December 31, 1996 primarily because cash used in investing activities exceeded cash provided by operating activities and financing activities.

Net cash provided by operating activities increased by $6.6 million to $34.5 million for the nine months ended September 30, 1997 compared to $27.9 million for the same period in 1996. Net income before depreciation and amortization and extraordinary item increased by $14.6 million which was offset by $8.0 million due to changes in other assets and liabilities.

Net cash used in investing activities increased by $3.9 million to $71.5 million from $67.6 million due to reduced investment in rental properties more than offset by increased investment in affiliates and mortgage and officer notes.

Net cash provided by financing activities was $29.5 million for the nine months ended September 30, 1997 primarily due to $27.6 million of proceeds received from debt borrowings, net of financing costs, and $26.8 million of capital contributions exceeding $25.0 million of distributions paid. For the same period in 1996, net cash provided by financing activities was $49.3 million due to increased net borrowings offset by proceeds from capital contributions.

The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities and additional capital contributions. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in site development, and payment of distributions by the Company in accordance with Sun's REIT requirements in both the short and long term.

The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of equity or debt securities. The Company can also meet these requirements by utilizing its $75 million line of credit which bears interest at LIBOR plus 1.25% and is due November 1, 1999.

At September 30, 1997, the Company's debt to total market capitalization approximated 23% percent (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 5.9 years and a weighted average interest rate of 7.4 percent.

Recurring capital expenditures approximated $3.8 million, including $.4 million for corporate office expansion, for the nine months ended September 30, 1997.

PART II





ITEM 5. - RATIOS OF EARNINGS TO FIXED CHARGES

The Company's ratios of earnings to fixed charges for the years December 31, 1992, 1993, 1994, 1995 and 1996, and the nine months ended September 30, 1997 were 1.05:1, 1.05:1, 2.79:1, 3.03:1, 2.49:1, and 2.46:1, respectively.

ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     EXHIBIT NO.                                     DESCRIPTION
     -----------                                     -----------

         12.1                               Ratios of Earnings to Fixed Charges
         27                                 Financial Data Schedule




ITEM 6.(B) - REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the period covered by the Form 10-Q:

    (a) Report on Form 8-K dated August 20, 1997 filed with the Securities and Exchange Commission (the "SEC") on August 21, 1997, to report the establishment of its Medium Term Note program.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 1997



                            SUN COMMUNITIES OPERATING
                            LIMITED PARTNERSHIP
                            By: Sun Communities, Inc., General Partner


                            BY:       /s/ Gary A. Shiffman
                                -----------------------------------------------
                                          Gary A. Shiffman, President


                            BY:       /s/ Jeffrey P. Jorissen
                                -----------------------------------------------
                                          Jeffrey P. Jorissen, Chief
                                          Financial Officer and Secretary

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