Form 10-K405
period 1997-12-31
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 1998-03-24
CIK 917224

                                  FORM 10-K

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
(Mark One)


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                           OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM            TO
                                        ----------     ----------

                       Commission File No. 333-2522-01

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
           (Exact name of registrant as specified in its charter)

STATE OF MICHIGAN                                            38-3144240
State of Organization                                 I.R.S. Employer I.D. No.

                            31700 MIDDLEBELT ROAD
                                  SUITE 145
                      FARMINGTON HILLS, MICHIGAN 48334
                               (248) 932-3100
        (Address of principal executive offices and telephone number)


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

                                Yes   X   No
                                     ---      ---

     As of March 2, 1998, the aggregate market value of the Registrant's partnership units held by non-affiliates of the Registrant was approximately $66,921,986 determined in accordance with the highest price at which the stock of Sun Communities, Inc. (into which the partnership units are convertible on a one-for-one basis) was sold on such date as reported by the New York Stock Exchange.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Company"), owns, operates and finances manufactured housing communities concentrated in the midwestern and southeastern United States. Sun Communities, Inc., a Maryland corporation and the sole general partner of the Company ("General Partner"), is a fully integrated real estate company which, together with its affiliates and predecessors, has been in the business of acquiring, operating and expanding manufactured housing communities since 1975. At December 31, 1997, the Company, in conjunction with its subsidiary, Sun Communities Finance Limited Partnership, a Michigan limited partnership (the "Financing Partnership"), owned and managed a portfolio of 95 properties located in twelve states (the "Properties"), including eighty-four manufactured housing communities, five recreational vehicle communities and six properties containing both manufactured housing and recreational vehicle sites. At December 31, 1997, the Properties contained an aggregate of 28,752 developed manufactured home sites, approximately 3,600 manufactured home sites suitable for development and 5,200 recreational vehicle sites. In order to enhance property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation ("Home Services" or "SHS"), actively markets and sells new and used manufactured homes for placement in the Properties.

     The General Partner made an election to be taxed as a REIT for federal income tax purposes commencing with the calendar year beginning January 1, 1994, and is self-administered and self-managed.

     The Company's executive and principal property management office is located at 31700 Middlebelt Road, Suite 145, Farmington Hills, Michigan 48334 and its telephone number is (248) 932-3100. The Company has regional property management offices located in Elkhart, Indiana and Tampa, Florida. The Company employed 547 people as of December 31, 1997.

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

STRUCTURE OF THE COMPANY

     The operations of the General Partner are carried on through certain subsidiaries (the "Subsidiaries"), including the Company and the Financing Partnership, which, among other things, enables the General Partner to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs. The General Partner established the Company to allow the
General Partner to acquire   manufactured housing communities in transactions
that defer some or all of the sellers' tax consequences. Substantially all of the General Partner's assets are held by or through the Company, of which the General Partner is the sole general partner, and wholly-owned subsidiaries of the Company. In addition to the Company and the Financing Partnership, the Subsidiaries include Home Services, which provides manufactured home sales and other services to current and prospective tenants of the Properties. The Company owns 100% of the non-voting preferred stock of Home Services, which entitles the Company to 95% of the cash flow from operating activities of Home Services. The voting common stock of Home Services is owned by Milton M. Shiffman, Gary A. Shiffman and Jeffrey P. Jorissen, executive officers of the General Partner, entitling them to the remaining 5% of such cash flow from operating activities. Sun Water Oak Golf, Inc. ("Sun Golf") is a wholly-owned subsidiary of Home Services. Sun Golf was organized to own and operate the golf course, restaurant and related facilities located on the Water Oak Property that were acquired in November 1994.

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

PROPERTY MANAGEMENT

     The Company's property management strategy emphasizes intensive, hands-on management by dedicated, on-site property managers. The Company believes that this on-site focus enables it to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the Company's 547 employees, 499 are located on-site as property managers, support staff, or maintenance personnel.

     The Company's property managers are overseen by Brian W. Fannon, Senior Vice President and Chief Operating Officer of the General Partner, who has 28 years of property management experience, three Vice Presidents and eleven Regional Property Managers. In addition, the Regional Property Managers are responsible for semi-annual market surveys of competitive parks, interaction with local manufactured home dealers and regular property inspections.

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

HOME SALES

     Home Services offers manufactured home sales services to tenants and prospective tenants in the Company's communities. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, since many of the homes in the Properties are sold through Home Services, better control of home quality in the Company's communities can be maintained than if sales services were conducted solely through third-party brokers.

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

     Rent Control Legislation. State and local rent control laws in certain jurisdictions limit the Company's ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. The Company presently expects to continue to operate manufactured housing community properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, 29 of the Properties are located in Florida, which has enacted a law which provides that a majority of tenants in a manufactured housing community may require that a proposed increase in site rental rates, reduction in services or utilities or change in the community's rules and regulations be submitted for formal mediation or arbitration if they believe that the proposal is unreasonable.

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

ITEM 2. PROPERTIES

     General. At December 31, 1997, the Properties consisted of eighty-four manufactured housing communities, five recreational vehicle communities and six properties containing both manufactured housing and recreational vehicle sites concentrated in twelve states in the midwestern and southeastern United States. At December 31, 1997, the Properties contained 28,752 developed manufactured home sites, approximately 3,600 manufactured home sites suitable for development and 5,200 recreational vehicle sites. Most of the Properties include amenities oriented towards family and retirement living. Of the 95 Properties, forty-four have more than 300 developed manufactured home sites, with the largest having 913 developed manufactured home sites.

     The Properties had an aggregate occupancy rate of 95% as of December 31, 1997, excluding recreational vehicle sites. Since January 1, 1997, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 2.8% and an average annual turnover of residents (where the home is sold and remains within the community, typically without interruption of rental income) of approximately 8.5%.

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

     The Company has sought to concentrate its communities within certain geographic areas in order to achieve economies of scale in management and operation. Except for five Properties located in Texas and one property located in Colorado, the Properties are located in the midwestern and southeastern United States. The Company has identified Florida as a key market in which to expand its existing operations in the southeast because of Florida's stable tenant base, relatively low cost of living and attractive acquisition opportunities. Additionally, the Company's midwestern operations serve as a source of prospective tenants for the Florida Properties, which are generally oriented towards retirement living. Because the Company believes that geographic diversification will help insulate the portfolio from regional economic influences, the Company is also interested in acquiring properties in the western United States.

     The following table sets forth certain information relating to the Properties owned as of December 31, 1997:


                            DEVELOPED             OCCUPANCY          OCCUPANCY        OCCUPANCY
                           SITES AS OF              AS OF               AS OF           AS OF
PROPERTY AND LOCATION     12/31/97 (1)          12/31/95 (1)         12/31/96 (1)    12/31/97(1)
---------------------  --------------------  --------------------  ---------------  -----------
MIDWEST

MICHIGAN

Allendale                        281                   96%                 97%            80%(2)
  Allendale, MI

Alpine                           381                   96%                 99%            99%
  Grand Rapids, MI

Bedford Hills                    339                   94%                 94%            98%
  Battle Creek, MI

Brentwood                        197                   97%                 99%            99%
  Kentwood, MI

Byron Center                     143                   92%                 97%           100%
  Byron Center, MI

Candlewick Court                 211                  100%                 99%            98%
  Owosso, MI

College Park Estates             230                   98%                 99%            99%
  Canton, MI

Continental Estates              385                   (4)                 93%            92%
  Davison, MI

Continental North                334                   (4)                 95%            96%
  Davison, MI

Country Acres                    182                   98%                 98%            96%
  Cadillac, MI

Country Meadows                  577                   99%                 99%            96%(2)
  Flat Rock, MI

Countryside Village              359                   99%                 96%            96%
  Perry, MI

Creekwood (3)                    140                  ---                 ---             98%
  Burton, MI

Cutler Estates                   281                   96%                 98%            98%
  Grand Rapids, MI

Davison East                     190                   (5)                 99%            97%
  Davison, MI

Fisherman's Cove                 162                   98%                 97%            97%
  Flint, MI

Grand                            311                   95%                 98%            99%
  Grand Rapids, MI

Hamlin                           146                   99%                100%            98%
  Webberville, MI

Kensington Meadows               251                   94%                 67% (6)        77%(2)
  Lansing, MI

Kings Court                      613                   94%                 92% (6)        95%(2)
  Traverse City, MI

Lincoln Estates                  191                   98%                 97%           100%
  Holland, MI

Maple Grove Estates               46                  100%                100%            98%
  Dorr, MI

Meadow Lake Estates              425                   97%                100%           100%
  White Lake, MI


                            DEVELOPED             OCCUPANCY          OCCUPANCY        OCCUPANCY
                           SITES AS OF              AS OF               AS OF           AS OF
PROPERTY AND LOCATION     12/31/97 (1)          12/31/95 (1)         12/31/96 (1)    12/31/97(1)
---------------------  --------------------  --------------------  ---------------  -----------
Meadowbrook Estates                453                0%                100%                100%
  Monroe, MI

Meadowstream Village               159                8%                 99%                 99%
  Sodus, MI

Parkwood                           249                6%                 97%                 98%
  Grand Blanc, MI

Presidential                       364                6%                 98%                 92%(2)
  Hudsonville, MI

Scio Farms                         913               00%                 99%                100%
  Ann Arbor, MI

Sherman Oaks                       366               00%                 99%                 98%
  Jackson, MI

Timberline Estates                 296                8%                100%                100%
  Grand Rapids, MI

Town & Country                     192                8%                100%                 99%
  Traverse City, MI

White Lake                         268               (5)                 (5)                 97%
  White Lake, Michigan

White Oak Estates                  376               (5)                 (5)                 97%
  Mt. Morris, Michigan          ------             ----                ----                ----
                                10,011               97%                 98%                 97%
Michigan Total                  ======             ====                ====                ====

INDIANA

Brookside Village                  430               99%                 99%                 84%(2)
  Goshen, IN

Carrington Pointe                  170               (5)                 (5)                 76%
  Ft. Wayne, IN

Clear Water Village                202               93%                 97%                 94%(2)
  South Bend, IN

Cobus Green                        386               98%                 98%                 98%
  Elkhart, IN

Holiday Village                    326               98%                 99%                 98%
  Elkhart, IN

Liberty Farms                      220              100%                 92%(2)             100%
  Valparaiso, IN

Maplewood                          207               97%                 99%                 97%
  Lawrence, IN

Meadows                            330               96%                 98%                 99%
  Nappanee, IN

Meadowbrook                        444               96%                 98%                 81%(2)
  Indianapolis, IN

Pine Hills                         126               99%                 96%                 94%
  Middlebury, IN

Timberbrook                        567               84%                 88%(2)              97%
  Bristol, IN

Valley Mills                       356               99%                 98%                 98%
  Indianapolis, IN

West Glen Village                  552               99%                 99%                 99%
  Indianapolis, IN

Woods Edge                         430               92%                 99%                 98%
  West Lafayette, IN            ------             ----                ----                ----


                            DEVELOPED             OCCUPANCY          OCCUPANCY        OCCUPANCY
                           SITES AS OF              AS OF               AS OF           AS OF
PROPERTY AND LOCATION     12/31/97 (1)          12/31/95 (1)         12/31/96 (1)    12/31/97(1)
---------------------  --------------------  --------------------  ---------------  -----------
Indiana Total                4,746                      96%               97%              94%
                             =====                     ===               ===              ===
OTHER

Autumn Ridge                   400                     100%               98%              99%
  Ankeny, IA

Boulder Ridge                  135                      --                --               18%(6)
  Pflugerville, TX

Branch Creek Estates           392                      98%               94%(6)           99%
  Austin, TX

Candlelight                    309                      93%               95%              99%
  Chicago Heights, IL

Casa del Valle (9)             114                      (5)               (5)              96%
  Alamo, TX

Catalina Community             462                      98%               99%              97%
  Middletown, OH

Chisholm Point Estates         405                      98%               83%(2)           98%
  Pflugerville, TX

Douglas                        203                      89%               95%              96%
  Atlanta, GA

Edwardsville                   634                      90%               93%              90%(2)
  Edwardsville, KS

Flagview                       198                      93%               98%             100%
  Atlanta, GA

Paradise                       278                      99%               98%             100%
  Chicago Heights, IL

Pine Ridge                     245                     100%               98%              99%
  Petersburg, VA

Pin Oak Parc                   400                      99%               99%              96%(2)
  O'Fallon, MO

Snow to Sun (9)                176                      (5)               (5)              98%
  Weslaco, TX

Southfork                      476                      (5)               (5)              98%
  Belton, MO

Timber Ridge                   582                     100%              100%             100%
  Ft. Collins, CO

Willowbrook (8)                266                      (5)               (5)              97%
  Toledo, OH

Woodside Terrace (8)           439                      (5)               (5)              98%
  Springfield, OH

Worthington Arms               224                      99%              100%              99%
  Delaware, OH               -----                     ---               ---              ---

Other Total                  6,338                      97%               96%              96%
                             =====                     ===               ===              ===
SOUTHEAST

  FLORIDA

Arbor Terrace                   (7)                   100%               100%             100%
  Bradenton, FL

Ariana Village                 210                     72%(6)             78%(6)           79%
  Lakeland, FL

Bonita Lake                     (7)                   100%               100%             100%
  Bonita Springs, FL


                                 DEVELOPED             OCCUPANCY          OCCUPANCY        OCCUPANCY
                                SITES AS OF              AS OF               AS OF           AS OF
PROPERTY AND LOCATION           12/31/97 (1)          12/31/95 (1)         12/31/96 (1)    12/31/97(1)
---------------------        --------------------  --------------------  ---------------  -----------
Breezy Hills (9)                     169                   100%                 99%            94%
  Pompano Beach, FL

Chain O'Lakes                        308                    97%                 95%            95%
  Grand Island, FL

Elmwood Mobile Home Park             100                    (5)                 (5)           100%
  Daytona Beach, FL

Gold Coaster (9)                     222                    (5)                 (5)           100%
  Florida City, FL

Golden Lakes                         426                    91%                 92%            94%
  Plant City, FL

Groves RV Resort                     (7)                    (5)                 (5)           100%
  Lee County, FL

Holly Forrest Estates                402                    (5)                 (5)           100%
  Holly Hill, FL

Indian Creek (9)                     353                   100%                100%           100%
  Ft. Myers Beach, FL

Island Lakes                         301                   100%                100%            99%
  Merritt Island, FL

Kings Lake                           245                    62%(6)              66%(6)         76%
  Debary, FL

Kings Pointe                         229                    43%(6)              48%(6)         52%
  Winter Haven, FL

Kissimmee Gardens                    239                    99%                100%           100%
  Kissimmee, FL

Lake Juliana                         293                    54%(6)              57%(6)         59%
  Auburndale, FL

Lake San Marino                       (7)                  100%                100%           100%
  Naples, FL

Leesburg Landing                      96                    (4)                 54%(6)         50%
  Lake County, FL

Meadowbrook Village                  257                   100%                 97%           100%
  Tampa, FL

Orange Tree                          246                    78%(6)              83%(6)         89%
  Orange City, FL

Plantation Manor                     376                    95%                 97%            97%
  Ft. Pierce, FL

Pleasure Cove                        209                    95%                 95%            94%
  Ft. Pierce, FL

Royal Country                        864                   100%                 99%            99%
  Miami, FL

Saddle Oak Club                      376                    98%                100%            99%
  Ocala, FL

Siesta Bay                            (7)                  100%                100%           100%
  Ft. Myers Beach, FL

Silver Star                          426                    96%                 96%            95%
  Orlando, FL

Tallowwood                           273                    62%                 63%            68%
  Coconut Creek, FL

Water Oak Country Club
  Estates                            713                   100%                100%           100%
  Lady Lake, FL




                                 DEVELOPED             OCCUPANCY          OCCUPANCY        OCCUPANCY
                                SITES AS OF              AS OF               AS OF           AS OF
PROPERTY AND LOCATION           12/31/97 (1)          12/31/95 (1)         12/31/96 (1)    12/31/97(1)
---------------------        --------------------  --------------------  ---------------  -----------
Whispering Palm(9)                  324                   100%                 96%             92%
  Sebastian, FL                  ------                   ---                  --              --
Florida Total                     7,657                    89%                 93%             92%
                                 ======                   ===                  ==              ==
  TOTAL/AVERAGE                  28,752                    93%                 95%             95%
                                 ======                   ===                  ==              ==

(1)  Excludes 5,200 recreational vehicle sites owned at December 31, 1997.

(2) Occupancy in these Properties reflects the recent development of sites which are in their initial lease-up phase.

(3) This Property is owned by a joint venture in which the Company has a 50% interest.

(4)  Acquired in 1996.

(5)  Acquired in 1997.

(6) Occupancy in these Properties reflects the fact that these communities are in their initial lease-up phase.

(7)  This Property contains only recreational vehicle sites.

(8) The Company leases this Property. The Company has the option to purchase the Property upon the expiration of the lease. If the Company does not exercise its option to purchase, the lessor has the right to cause the Company to purchase the Property at the expiration of the lease at the option price.

(9)  This Property also contains recreational vehicle sites.


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

ITEM 3.     LEGAL PROCEEDINGS

            Certain partnerships which previously owned twenty-four of the Properties (the "Sun Partnerships") were involved in a variety of legal proceedings arising in the ordinary course of business prior to the transfer of the Properties to the Company, and the Company has become a successor party-in-interest to these proceedings as a result of the contribution of the Properties to the Company, as well as other proceedings that have arose in the ordinary course of operating the Properties. All such proceedings, taken together, are not expected to have a material adverse impact on the Company's business or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                   PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            There is no established public market for any class of the Company's equity securities. On March 2, 1998, partnership units of the Company were held by 107 holders of record.

            The General Partner's Common Stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993 under the symbol "SUI." On March 2, 1998, the closing sales price of the Common Stock was $34 7/8 and the Common Stock was held by approximately 1,671 holders of record. The following table sets forth the high and low closing sales prices per share for the Common Stock for the periods indicated as reported by the NYSE and the distributions paid by the General Partner with respect to each such period (the Company paid equivalent distributions per partnership unit to its partners during such periods).


                                     High       Low    Distribution
                                     ----     -------  ------------
FISCAL YEAR ENDED DECEMBER 31, 1996
First Quarter of 1996..............  27 5/8   25 1/4       .455
Second Quarter of 1996.............  27 3/8   24 7/8       .455
Third Quarter of 1996..............  29       25 5/8       .455
Fourth Quarter of 1996.............  34 3/4   28 1/8       .455
FISCAL YEAR ENDED DECEMBER 31, 1997
First Quarter of 1997..............  33 5/8   31 1/2       .47
Second Quarter of 1997.............  34 3/4   30 1/2       .47
Third Quarter of 1997..............  37 7/8   33 9/16      .47
Fourth Quarter of 1997.............  36 9/16  33 7/8       .47

ITEM 6.     SELECTED FINANCIAL DATA

     SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP AND PREDECESSOR BUSINESS


                                                                   YEAR ENDED DECEMBER 31, (2)
                                                    ----------------------------------------------------------
                                                       1997        1996        1995        1994        1993
                                                    ----------  ----------  ----------  ----------  ----------
                                                     (IN THOUSANDS EXCEPT FOR PER SHARE DATA AND OTHER DATA)
OPERATING DATA:
Revenues:
  Income from property.......................       $   93,188  $  71,312     $ 44,048    $ 30,461   $ 14,222
  Income from SHS and BFSC...................            1,518        506          325         432         --
  Other income...............................            1,535      1,381          739       1,450        199
                                                    ----------  ---------     --------    --------   --------
         Total revenues......................           96,241     73,199       45,112      32,343     14,421
                                                    ----------  ---------     --------    --------   --------
Expenses:
  Property operating and maintenance.........           21,111     15,970        9,838       7,404      3,222
  Real estate taxes..........................            7,481      5,654        2,981       2,167      1,024
  General and administrative.................            4,520      3,458        2,535       2,005        893
  Depreciation and amortization..............           20,668     14,887        9,747       6,949      2,611
  Interest...................................           14,534     11,277        6,420       4,894      5,280
  Predecessor business expenses..............                -          -            -           -      1,315
                                                    ----------  ---------     --------    --------   --------
         Total expenses......................           68,314     51,246       31,521      23,419     14,345
                                                    ----------  ---------     --------    --------   --------
Income before extraordinary item.............           27,927     21,953       13,591       8,924         76

Extraordinary item, early extinguishment
of debt......................................                -     (6,896)           -           -          -
                                                    ----------  ---------     --------    --------   --------
Less loss allocated to predecessor business..                -          -            -           -       (247)
                                                    ----------  ---------     --------    --------   --------
Net Income...................................           27,927     15,057       13,591       8,924        323

Less distribution to Preferred OP Units......            2,505      1,670            -           -          -
                                                    ----------  ---------     --------    --------   --------
Earnings attributable to OP Units............       $   25,422  $  13,387     $ 13,591    $  8,924   $    323
                                                    ==========  =========     ========    ========   ========
Earnings attributed to:
  General partner............................       $   22,255  $  11,704     $ 11,661    $  7,786   $    288
  Limited partners...........................            3,167      1,683        1,930       1,138         35
                                                    ----------  ---------     --------    --------   --------
                                                    $   25,422  $  13,387     $ 13,591    $  8,924   $    323
                                                    ==========  =========     ========    ========   ========
Earnings per OP Unit:                               $     1.38  $     .85     $   1.19    $   1.05   $    .05
  Basic......................................       ==========  =========     ========    ========   ========
  Diluted....................................       $     1.37  $     .85     $   1.19    $   1.04   $    .05
                                                    ==========  =========     ========    ========   ========
Weighted average OP Units
  outstanding................................           18,444     15,646       11,420       8,535      5,964
                                                    ==========  =========     ========    ========   ========
Distribution per OP Unit (1).................       $    1.865  $    1.81     $  1.335    $   1.78   $   .077
                                                    ==========  =========     ========    ========   ========
OTHER DATA:

  Total properties (at end of period)(3).....               99         83           54          46         31
  Total sites (at end of period)(3)..........           35,936     30,026       18,145      14,318      9,036

BALANCE SHEET DATA:

  Rental property, before accumulated
  depreciation...............................       $  684,821   $588,813     $326,613    $257,030   $148,668

  Total assets...............................       $  693,514   $585,056     $325,104    $267,370   $157,462

  Total debt.................................       $  264,264   $185,000     $107,055    $ 62,931   $ 46,413

  Partners' capital..........................       $  411,632   $383,215     $209,475    $195,680   $106,729

(1) The distribution of $.445 per OP Unit for the fourth quarter of 1995 was declared and paid in January, 1996, and accordingly is not included in the $1.335.
(2) See the Consolidated Financial Statements of the Company included elsewhere herein.
(3)  Includes communities financed by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

Comparison of year ended December 31, 1997 to year ended December 31, 1996

     For the year ended December 31, 1997, income before extraordinary item increased by $5.9 million from $22.0 million to $27.9 million, when compared to the year ended December 31, 1996. The increase was due to increased revenues of $23.0 million while expenses increased by $17.1 million.

     Income from property increased by $21.9 million from $71.3 million to $93.2 million due primarily to the acquisition of communities comprising approximately 5,200 developed sites during 1997 and 29 communities comprising in excess of 11,300 developed sites during 1996.

     Income from Home Services and Bingham Financial Services Corporation ("Bingham" or "BFSC") increased by $1.0 million to $1.5 million from $.5 million due to increased sales of homes and the financing operations of the Company's newly formed affiliate, Bingham.

     Property operating and maintenance expenses increased by $5.1 million from $16.0 million to $21.1 million due primarily to the acquired communities.

     Real estate taxes increased by $1.8 million from $5.7 million to $7.5 million due primarily to the acquired communities.

     General and administrative expenses increased by $1.0 million from $3.5 million to $4.5 million due primarily to additional staff as a result of the Company's growth.

     Interest expense increased by $3.2 million from $11.3 million to $14.5 million due primarily to $150 million Senior Notes which were issued May 1, 1996. Included in interest is amortization of deferred finance costs of $.2 million in 1997 and 1996.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $15.0 million from $48.1 million to $63.1 million. EBITDA as a percent of revenues was 65.6% compared to 65.7% in 1996.

     Depreciation and amortization expense increased by $5.8 million from $14.9 million to $20.7 million due primarily to the acquisition of communities in 1997 and 1996.

Comparison of year ended December 31, 1996 to year ended December 31, 1995

     For the year ended December 31, 1996, income before extraordinary item increased by $8.4 million from $13.6 million to $22.0 million, when compared to the year ended December 31, 1995. The increase was due to increased revenues of $28.1 million while expenses increased by $19.7 million.

     Income from property increased by $27.3 million from $44.0 million to $71.3 million due primarily to the acquisition of 29 communities comprising in excess of 11,300 developed sites during 1996 and six additional communities comprising in excess of 2,200 developed sites during 1995.

     Other income increased by $.7 million from $.7 million to $1.4 million due to higher levels of interest income resulting primarily from investment of proceeds of financings and interest on mortgage notes receivable for a full year in 1996.

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

     EBITDA increased by $18.3 million from $29.8 million to $48.1 million. EBITDA as a percent of revenues was 65.7% compared to 66.0 % in 1995.

     Depreciation and amortization expense increased by $5.2 million from $9.7 million to $14.9 million due primarily to the acquisition of communities in 1996 and 1995.

SAME PROPERTY INFORMATION

     The following table reflects property-level financial information as of and for the years ended December 31, 1997 and 1996. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1996. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company's interest is in the form of shared appreciation notes or where the Company is providing financing and managing the properties. Such amounts relate to 1,873 sites in 1997 and 1,218 sites in 1996 and were formerly classified in other income.

                                           SAME PROPERTY       TOTAL PORTFOLIO
                                          -----------------  -------------------
                                           1997       1996      1997      1996
                                          -------   -------   -------    -------
                                           (in thousands)      (in thousands)

Property revenues, including other        $52,241   $48,725   $93,188    $71,312
                                          -------   -------   -------    -------

Property operating expenses:
     Property operating and maintenance    10,135     9,720    21,111     15,970
     Real estate taxes                      3,857     3,640     7,481      5,654
                                          -------   -------   -------    -------
           Property operating expenses     13,992    13,360    28,592     21,624
                                          -------   -------   -------    -------

Property EBITDA                           $38,249   $35,365   $64,596    $49,688
                                          =======   =======   =======    =======

Number of properties                           54        54        99         83
Developed sites                            18,904    18,539    35,936     30,026
Occupied sites                             17,954    17,404    33,415     27,949
Occupancy %                                 95.0%     93.9%     95.0%(1)   94.4%(1)
Weighted average monthly rent per site   $    251   $   241   $   255(1) $   250(1)
Sites available for development             1,423     1,943     3,641(2)   3,268
Sites in development                          291       509       904        779

--------------------

    (1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

    (2)  Includes 750 sites related to zoned land.

     On a same property basis, property revenues increased by $3.5 million from $48.7 million to $52.2 million, or 7.2 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass throughs. Also contributing to revenue growth was the increase of 550 leased sites at December 31, 1997 compared to December 31, 1996 and the increase in weighted average monthly rent per site from $241 in 1996 to $251 in 1997.

     Property operating expenses increased by $.6 million from $13.4 million to $14.0 million, or 4.7 percent, due to increased occupancies and costs and increases in assessments and millage by local taxing authorities. Property EBITDA increased by $2.9 million from $35.4 million to $38.3 million, or 8.2 percent.

     Sites available for development in the total portfolio increased by 373 from 3,268 to 3,641.

LIQUIDITY SOURCES AND REQUIREMENTS

     Cash and cash equivalents decreased by $7.0 million to $2.2 million at December 31, 1997 compared to $9.2 million at December 31, 1996 primarily because cash used in investing activities exceeded cash provided by operating and financing activities.

     Net cash provided by operating activities increased by $4.8 million from $35.4 million to $40.2 million for the year ended December 31, 1997 as compared to the year ended December 31, 1996. This increase was due primarily to a $16.4 million increase in income before depreciation and amortization and extraordinary item offset by a $4.3 million increase in other assets and a $7.4 million decrease in accounts payable and other liabilities.

     Net cash used in investing activities increased by $30.8 million from $76.9 million to $107.7 million for the year ended December 31, 1997 as compared to the year ended December 31, 1996. This was due to increased investments in notes and affiliates.

     Net cash provided by financing activities increased by $9.8 million from $50.6 million to $60.5 million for the year ended December 31, 1997 as compared to the year ended December 31, 1996. This increase was due to an increase in net borrowings, including deferred financing costs, of $113.9 million offset by a reduction in capital contributons net of distributions of $104.1 million.


     The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of debt securities, or general or limited partnership interests. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in both the short and long term. The Company can also meet these short-term and long-term requirements by utilizing its $75 million line of credit which bears interest at LIBOR plus .90% and is due November 1, 1999.

     At December 31, 1997, the Company's debt to total market capitalization approximated 28.8% (assuming conversion of all Preferred OP Units), with a weighted average maturity of approximately 5.9 years and a weighted average interest rate of 7.23%.

     Capital expenditures for 1997 included recurring capital expenditures of $4.6 million, including $.4 million for additional space and related costs at corporate headquarters, and revenue producing capital expenditures of $1.2 million which principally consisted of water metering programs.

     Development costs including land acquisitions of $0.2 million aggregated $17.5 million for the year ended December 31, 1997.

RATIO OF EARNINGS TO FIXED CHARGES

     The Company's ratio of earnings to fixed charges for the years ended December 31, 1995, 1996, and 1997 was 3.03:1, 2.49:1, and 2.40:1,
respectively.

INFLATION

     Most of the leases allow for periodic rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease expires. Such types of leases generally minimize the risk of inflation to the Company.

OTHER

     The Company does not anticipate the Year 2000 compliance requirements will have a material impact on earnings. The Company has initiated replacement of the Company's most significant computer programs with new updates that are warranted to be Year 2000 compliant. Installation of these updates is anticipated to be completed prior to December 31, 1998. All other programs subject to Year 2000 concerns will be evaluated utilizing internal and external resources to re-program, replace or test each of them. A formal communication plan with significant third party vendors will be initiated during 1998 to determine their Year 2000 compliance programs.

     Industry analysts consider funds from operations ("FFO") to be an appropriate measure of the performance of an equity REIT. It is defined as income before minority interests plus non-cash items such as depreciation and amortization. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

     The following table presents FFO for each of the quarters during 1997, 1996 and 1995:


                QUARTERS ENDED          1997      1996      1995
              -----------------------  --------  --------  -------
                 March 31              $ 11,204  $  6,201   $ 5,288
                 June 30                 11,178     8,960     5,878
                 September 30            11,485     9,652     5,998
                 December 31             12,081    10,282     6,114
                                       --------  --------   -------
                                       $ 45,948  $ 35,095   $23,278
                                       ========  ========   =======


              Weighted average OP
               Units used for basic
               FFO per unit:             18,444    15,646    11,420

              Dilutive securities:
               Stock options                187        87        34
               Convertible preferred
                  OP Units                1,224       883        --
                                       --------  --------   -------

              Weighted average OP
               Units used for diluted
               FFO per unit:             19,855    16,616    11,454
                                       ========  ========   =======




Diluted FFO per unit reflects the potential dilution that would occur if securities were exercised or converted into OP Units. For purposes of calculating diluted FFO per OP Unit, $2,505 and $1,670 would be added to FFO in 1997 and 1996, respectively.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Financial statements and supplementary data are filed herewith under Item 14.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE


            There have been no changes in the Company's independent public accountants during the past two fiscal years.
                                    - 17 -

                                    PART III

            The General Partner is the sole general partner of the Company and, therefore, the information required by ITEMS 10, 11, 12 AND 13 will be included in the General Partner's proxy statement for its 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.


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

     (b) Reports on Form 8-K

         The Company filed a report on Form 8-K detailing the twelve (12) manufactured housing communities which it acquired during the 1997 calendar year. The date of the report was December 31, 1997. The following financial statements were filed as exhibits to such report: (i) Historical Summaries of Gross Income and Direct Operating Expenses for each of Southfork Mobile Home Park, White Oak Estates, Willowbrook Place and Woodside Terrace; (ii) Pro-Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1997 (unaudited); and (iii) Pro-Forma Condensed Consolidated Balance Sheet as of December 31, 1997 (unaudited).

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                                                        PAGES

Report of Independent Accountants.............................           F-2


Financial Statements:

 Consolidated Balance Sheet as of December 31, 1997 and 1996..           F-3

 Consolidated Statement of Income
     for the Years Ended December 31, 1997, 1996 and 1995.....           F-4

 Consolidated Statement of Partners' Capital for the Years
     Ended December 31, 1997, 1996 and 1995...................           F-5

 Consolidated Statement of Cash Flows for the
     Years Ended December 31, 1997, 1996 and 1995.............           F-6

 Notes to Consolidated Financial Statements...................    F-7 - F-13


Schedule III - Real Estate and Accumulated Depreciation.......   F-14 - F-17

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Sun Communities
Operating Limited Partnership:

We have audited the accompanying consolidated balance sheet of Sun Communities Operating Limited Partnership as of December 31, 1997 and 1996, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the consolidated financial statement schedule listed under 14(a)(2) of this form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Communities Operating Limited Partnership as of December 31, 1997 and 1996 and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.



Coopers & Lybrand L.L.P.
Detroit, Michigan
February 23, 1998

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997 AND 1996
(AMOUNTS IN THOUSANDS)

                          ASSETS                                 1997      1996
                                                               --------  --------
Investment in rental property, net                             $634,737  $558,278

Cash and cash equivalents                                         2,198     9,236
Investment in Sun Home Services, Inc. ("SHS")                    11,973     5,103
Investment in Bingham Financial Services, Corp.  ("BFSC")         4,586        --
Notes receivable                                                 21,869     4,176
Other assets                                                     18,151     8,263
                                                               --------  --------
             Total assets                                      $693,514  $585,056
                                                               ========  ========

             LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Line of credit                                            $ 17,000  $     --
     Debt                                                       247,264   185,000
     Accounts payable and accrued expenses                        8,765     7,718
     Deposits and other liabilities                               8,853     9,123
                                                               --------  --------

                                                                281,882   201,841
                                                               --------  --------

Partners' Capital:
     Preferred Operating Partnership Units
       ("POP Units"), unlimited authorized, 1,325
       issued and outstanding in 1997 and 1996                   35,783    35,783

     Operating Partnership ("OP Units") unlimited
       authorized, 18,946 and 17,751 issued and
       outstanding in 1997 and 1996, respectively
          General partner                                       329,380   300,932
          Limited partners                                       46,469    46,500
                                                               --------  --------

             Total partners' capital                            411,632   383,215
                                                               --------  --------

             Total liabilities and partners' capital           $693,514  $585,056
                                                               ========  ========

  The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                        1997    1996     1995
                                                     -------- -------- --------
REVENUES
    Income from property ............................$ 93,188 $ 71,312 $ 44,048
    Income from SHS and BFSC ........................   1,518      506      325
    Other income, principally interest ..............   1,535    1,381      739
                                                     -------- -------- --------
     Total revenues .................................  96,241   73,199   45,112
                                                     -------- -------- --------
EXPENSES
    Property operating and maintenance ..............  21,111   15,970    9,838
    Real estate taxes ...............................   7,481    5,654    2,981
    General and administrative ......................   4,520    3,458    2,535
    Depreciation and amortization ...................  20,668   14,887    9,747
    Interest ........................................  14,534   11,277    6,420
                                                     -------- -------- --------

     Total expenses .................................  68,314   51,246   31,521
                                                     -------- -------- --------

Income before extraordinary item ....................  27,927   21,953   13,591

Extraordinary item, early extinguishment of debt ....      --    6,896       --
                                                     -------- -------- --------

Net income ..........................................  27,927   15,057   13,591
Less distribution to Preferred OP Units .............   2,505    1,670       --
                                                     -------- -------- --------
Earnings attributable to OP Units ...................$ 25,422 $ 13,387 $ 13,591
                                                     ======== ======== ========
Earnings attributed to:
     General Partner.................................$ 22,255 $ 11,704 $ 11,661
     Limited Partners................................   3,167    1,683    1,930
                                                     -------- -------- --------

                                                     $ 25,422 $ 13,387 $ 13,591
                                                     ======== ======== ========
Basic earnings per OP Unit:
     Income before extraordinary item ...............$   1.38 $   1.29 $   1.19
     Extraordinary item .............................      --      .44       --
                                                     -------- -------- --------

                                                     $   1.38 $    .85 $   1.19
                                                     ======== ======== ========

Weighted average OP Units outstanding ...............  18,444   15,646   11,420
                                                     ======== ======== ========
Diluted earnings per OP Unit:
     Income before extraordinary item ...............$   1.37 $   1.29 $   1.19
     Extraordinary item .............................      --      .44       --
                                                     -------- -------- --------

                                                     $   1.37 $    .85 $   1.19
                                                     ======== ======== ========


  The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(AMOUNTS IN THOUSANDS)



                                                                POP UNITS        GENERAL PARTNER     LIMITED PARTNERS
                                                                ---------        ---------------     ----------------
   Balance, January 1, 1995                                                       $ 174,978              $20,702

   Issuance of OP Units for rental property                                                               15,444
   Net contributions                                                                    887
   Net income                                                                        11,661                1,930
   Distributions declared of $1.335 per OP Unit                                     (13,031)              (3,096)
   Reclassification and conversion of limited partnership
     interests                                                                        3,098               (3,098)
                                                                                  ---------              -------
   Balance, December 31, 1995                                                       177,593               31,882

   Issuance of POP and OP Units for rental property           $ 35,783                                    17,654
   Net contributions                                                                132,975
   Net income                                                                        11,704                1,683
   Distributions declared of $1.81 per OP Unit                                      (22,643)              (3,416)
   Reclassification and conversion of limited partnership
     interests                                                                        1,303               (1,303)
                                                              --------            ---------              -------
   Balance, December 31, 1996                                   35,783              300,932               46,500

   Issuance of OP Units for rental property                                                                   19
   Net contributions                                                                 36,724
   Net income                                                                        22,255                3,167
   Distributions declared of $1.865 per OP Unit                                     (29,548)              (4,200)
   Reclassification and conversion of limited partnership
     interests                                                                         (983)                 983
                                                              --------            ---------              -------
   Balance, December 31, 1997                                 $ 35,783            $ 329,380              $46,469
                                                              ========            =========              =======







   The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(AMOUNTS IN THOUSANDS)



                                                                  1997       1996      1995
                                                                ---------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ..................................................  $  25,422  $  13,387  $ 13,591
 Adjustments to reconcile net income to
      cash provided by operating activities:
   Extraordinary item, net of prepayment penalties ...........         --      1,390        --
   Depreciation and amortization costs .......................     20,668     14,887     9,747
   Deferred financing costs ..................................        235        236       598
   Increase in other assets ..................................     (6,919)    (2,659)   (3,474)
   Increase in accounts payable and
      other liabilities ......................................        796      8,173     4,521
                                                                ---------  ---------  --------
   Net cash provided by operating activities .................     40,202     35,414    24,983
                                                                ---------  ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in rental properties .............................    (78,552)   (78,722)  (38,214)
 Notes receivable ............................................    (17,693)        --    (4,143)
 Investment in SHS. ..........................................     (6,870)     1,804     1,872
 Investment in BFSC ..........................................     (4,586)        --        --
                                                                ---------  ---------  --------
   Net cash used in investing activities .....................   (107,701)   (76,918)  (40,485)
                                                                ---------  ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Capital contributions .......................................     36,724    132,975       887
 Proceeds from borrowings ....................................     62,000    185,000    41,257
 Repayments on borrowings ....................................       (189)  (241,114)  (10,077)
 Payments for deferred financing costs .......................     (4,326)      (277)     (990)
 Distributions ...............................................    (33,748)   (25,965)  (19,832)
 Retirement of OP Units ......................................         --         --    (1,001)
                                                                ---------  ---------  --------
   Net cash provided by financing activities .................     60,461     50,619    10,244
                                                                ---------  ---------  --------
 Net increase (decrease) in cash and cash equivalents ........     (7,038)     9,115    (5,258)
 Cash and cash equivalents, beginning of year ................      9,236        121     5,379
                                                                ---------  ---------  --------
 Cash and cash equivalents, end of year ......................  $   2,198  $   9,236  $    121
                                                                =========  =========  ========

SUPPLEMENTAL INFORMATION
 Cash paid for interest including capitalized amounts of $645,
      $380 and $192 in 1997, 1996 and 1995, respectively .....  $  14,742  $   9,958  $  5,499
 Noncash investing and financing activities:
     Issuance of OP and POP Units for rental properties and
        other assets .........................................         --     53,437    15,444
     Debt assumed for rental properties and other ............         --    134,059    12,944
     Capitalized lease obligations for rental properties
        and other ............................................     17,453         --        --
     Transfer of rental homes with SHS .......................         --     (3,720)    4,018






   The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

1. BASIS OF PRESENTATION:

   Sun Communities Operating Limited Partnership (the "Company") owns and operates or finances manufactured housing community properties. Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the operating partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. Amounts paid on behalf of Sun by the Company are reflected in the statement of income as general and administrative expenses. The balance sheet of Sun as of December 31, 1997 is identical to the accompanying Company balance sheet, except as follows:


                                                           (AMOUNTS IN THOUSANDS)
                                          -------------------------------------------------------
                                            AS PRESENTED
                                              HEREIN                            SUN COMMUNITIES, INC.
                                           DECEMBER 31, 1997     ADJUSTMENTS      DECEMBER 31, 1997
                                          -------------------  ----------------  --------------------
Notes receivable .......................  $            21,869  $         (2,600)   $         19,269
                                          ===================  ================    ================

Total assets ...........................  $           693,514  $         (2,600)   $        690,914
                                          ===================  ================    ================

Minority interests .....................                   --  $         82,252    $         82,252
                                                                                   ================

Preferred OP Units .....................  $            35,783           (35,783)
General partner ........................              329,380          (329,380)
Limited partners .......................               46,469           (46,469)
Common stock ...........................                                    166    $            166
Additional paid-in capital .............                                364,050             364,050
Distributions in excess of accumulated
    earnings ...........................                                (25,663)            (25,663)
Officers' notes ........................                                (11,773)            (11,773)
                                          -------------------  ----------------    ----------------
    Partners' capital/Stockholders'
        equity .........................  $           411,632  $         (2,600)   $        326,780
                                          ===================  ================    ================
Total liabilities and partners' capital/
    stockholders' equity ...............  $           693,514  $         (2,600)   $        690,914
                                          ===================  ================    ================



2. SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES:

   A. BUSINESS: The Company and its subsidiaries own and operate or finance 99 manufactured housing communities located in 13 states concentrated principally in the Midwest and Southeast comprising approximately 36,000 developed sites and approximately 3,600 sites suitable for development.

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

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1997, 1996 AND 1995


2. SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES, CONTINUED:

   B. PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of the Company and all its 99 percent owned subsidiary partnerships and limited liability companies. All significant inter-entity balances and transactions have been eliminated in consolidation. The limited partnership interests are adjusted to their relative ownership interest by reclassification
        to/from general partnership interests.   Minority interests represented
        by Sun's one percent indirect interest in the aforementioned subsidiaries is not separately recognized in the Company's financial statements because the Company reimburses Sun for all of its expenses in excess of the income Sun earns through its one percent interest.

        Also included in these financial statements are 1.3 million Preferred OP Units ("POP Units") issued at $27 per unit bearing a quarterly distribution of 7% and are redeemable at par in June, 2002. The POP Units are convertible one-for-one into OP Units based upon the current trading price of Sun's common stock up to $31.50 per unit. At prices above $31.50 per unit, the POP Units are convertible into OP Units based on a formula the numerator of which is $31.50 plus 25 percent of unit price appreciation above $36 per unit. The denominator is the then unit price. Had conversion occurred at Sun's December 31, 1997 stock price of $35.94, the 1.325 million POP Units Sun's would have converted into 1.161 million OP Units.

        SHS provides home sales and other services to current and prospective tenants. The Company owns 100 percent of the outstanding preferred stock of SHS, is entitled to 95 percent of the operating cash flow, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by three officers of the Company who are entitled to receive 5 percent of the operating cash flow.

        BFSC provides financing to current and prospective tenants. The Company owns 25,000 common shares or 2% of BFSC. The Company has 730,000 warrants exercisable at prices ranging from $10 to $14 per share from 2001 through 2018. The market price of BFSC stock at December 31, 1997 was $10.

   C. RENTAL PROPERTY: Rental property is recorded at the lower of cost, less accumulated depreciation or fair value. Management evaluates the recoverability of its investment in rental property whenever events or changes in circumstances such as recent operating results, expected net operating cash flow and plans for future operations indicate that full asset recoverability is questionable.

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

   D. CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents.

   E. REVENUE RECOGNITION: Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants range from month-to-month to twelve years and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by statute.

   F. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amount of financial instruments which includes cash and cash investments, mortgages and notes receivable and debt approximates fair value.

   G. TAXES: As a partnership, the Company does not pay federal or state income taxes.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1997, 1996 AND 1995

2. SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES, CONTINUED:

   H. CASH FLOW HEDGES: The Company periodically enters into hedge transactions utilizing Treasury securities to lock-in the basic interest cost of financing acquisitions. The gain or loss on such hedges is amortized as an adjustment to interest expense over the term of the related financing.

   I. RECLASSIFICATIONS: Certain 1995 and 1996 amounts have been reclassified to conform with the 1997 financial statement presentation. Such reclassifications have no effect on operations as originally presented.

3. ACQUISITIONS:

   During 1997, the Company acquired 12 manufactured housing communities comprising 4,258 developed sites and 425 sites suitable for development. The cost of acquisitions aggregated $69.8 million excluding $4.5 million of future payments contingent upon certain events. Consideration consisted of $51.3 million in cash and $18.5 million in capitalized lease obligations.

   During 1996, the Company acquired 29 manufactured housing communities comprising in excess of 11,350 developed sites and 500 sites suitable for development for $247.9 million. Consideration consisted of $134.1 million in the assumption or issuance of debt, $53.4 million in issuance of Common and Preferred OP Units and $60.4 million of cash.

   These transactions have been accounted for as purchases, and the statements of income include the operations of the acquired communities from the dates of their respective acquisitions. In conjunction with an acquisition, the Company is obligated to issue $12.1 million of OP Units over the expected lease-up of the community through 2009 based on the per unit price of the OP Units on each annual date.

   The following unaudited table of pro forma information has been prepared as if the Company's acquisition of 29 manufactured housing communities in 1996 and 12 manufactured housing communities in 1997 had occurred as of January 1, 1996. In management's opinion, the pro forma information is not necessarily indicative of consolidated results of operations that may have occurred had the above transactions taken place on January 1 of each year. In the following table, the amounts are in thousands except per unit amounts:


                               PRO FORMA FOR THE
                                   YEAR ENDED
                                  DECEMBER 31
                              --------------------
                                  (UNAUDITED)
                              --------------------
                                 1997       1996
                              ---------  ---------
Revenues....................  $ 103,401  $  95,126
Operating income............  $  67,697  $  61,980
Net income..................  $  24,762  $  20,981
Net income per OP Unit......  $    1.34  $    1.21



   Operating income is defined as total revenues less property operating and maintenance expense, real estate tax expense and general and administrative expense. Operating income is not necessarily an indication of the performance of the Company or a measure of liquidity.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1997, 1996 AND 1995


4. NOTES RECEIVABLE:

   Mortgage notes receivable consisted of the following (amounts in thousands):


                                                                           AT  DECEMBER 31
                                                                 ---------------------------------
                                                                      1997                1996
                                                                 -------------        ------------
Mortgage notes receivable with minimum
     monthly interest payments at 7%,
     maturing June 30, 2012, collateralized
     by manufactured housing/recreational
     vehicle communities located in Dover, DE (a) .............   $    15,093           $    --

Second mortgage and third shared appreciation
     mortgage notes with monthly interest
     payments at an average rate of 17%
     and excess interest as defined, maturing
     May 1, 2001, collateralized by manufactured
     housing communities located in Alberta, Canada ...........         4,176             4,176

10 year note to an officer of the general partner
     bearing interest at LIBOR + 1.75%, with a
     minimum and maximum interest rate of 6% and 9%,
     respectively, collateralized by 80,000 shares of Sun's
     common stock with personal liability up to $1.3 million ..         2,600                --
                                                                  -----------           -------
                                                                  $    21,869           $ 4,176
                                                                  ===========           =======


   (a) The stated interest rate is 12%. The excess of the interest rate earned at the stated rate over the pay rate is added to the principal balance and will also accrue interest at the stated rate.


5. RENTAL PROPERTY:


                                                   AT DECEMBER 31

                                                 ------------------
                                                   1997      1996
                                                 --------  --------
             Land .............................  $ 67,677  $ 58,943
             Land improvements and buildings ..   598,699   510,726
             Furniture, fixtures, equipment ...    12,676     9,826
             Property under development .......     5,769     9,318
                                                 --------  --------
                                                  684,821   588,813
              Less accumulated depreciation ...   (50,084)  (30,535)
                                                 --------  --------
                                                 $634,737  $558,278
                                                 ========  ========



Land improvements and buildings consist primarily of infrastructure, roads, landscaping, and clubhouses, maintenance buildings and amenities. Included in rental property at December 31, 1997 are net carrying amounts related to capitalized leases of $18.4 million.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1997, 1996 AND 1995



6. DEBT:



                                                                AT DECEMBER 31
                                                              -------------------
                                                                 1997     1996
                                                              --------- ---------
    Collateralized term loan, interest at 7.01%, due
       September 9, 2007 ...................................  $  44,889        --
    Collateralized term loan, interest at LIBOR plus 1.50%
       due November 1, 1997 ................................         -- $  35,000
    Senior notes, interest at 7.375%, due May 1, 2001 ......     65,000    65,000
    Senior notes, interest at 7.625%, due May 1, 2003 ......     85,000    85,000
    Senior notes, interest at 6.97%, due December 3, 2007 ..     35,000        --
    Collateralized lease obligations, interest at 6.1%, due
       December 1, 2002 ....................................     17,375        --
                                                              --------- ---------
                                                              $ 247,264 $ 185,000
                                                              ========= =========


The Company has a $75 million unsecured line of credit at LIBOR plus .90% maturing in November, 1999, of which $58 million was available at December 31, 1997. The interest rate at December 31, 1997 was 6.89%.

The term loan is collateralized by 7 communities comprising approximately 3,400 sites. Annual payments under capitalized lease obligations range from $1.3 million to $1.4 million during their terms. The extraordinary item of $6.9 million in 1996 results from the early extinguishment of debt and includes prepayment penalties and related deferred financing costs.

At December 31, 1997, the Company has Treasury Rate Locks for a total notional amount of $88.7 million and an unrealized loss of $1.5 million for the purpose of hedging against the potential for increased interest expense on anticipated future fixed rate financings. At the present time, the Company anticipates issuing fixed rate securities in 1998 with a maturity of at least five to ten years. Should medium term interest rates increase, the value of the Treasury Rate Locks will increase offsetting a portion of the additional interest expense incurred. Alternatively, should medium term interest rates decrease, the Company will incur costs which would be offset by lower interest expense.

At December 31, 1997, the maturities of debt during the next five years were approximately as follows: 1998 - $.8 million; 1999 - $.8 million; 2000 - $.9 million; 2001 $66.0 million; and 2002 - $16.6 million.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1997, 1996 AND 1995

7. SUN'S STOCK OPTIONS:

   Data pertaining to Sun's stock option plans are as follows:


                                               1997              1996              1995
                                               ----              ----              ----
Options outstanding, January 1 ......        767,434            301,167           300,000
Options granted .....................        262,000            482,950           375,430
  Option price.......................     $27-$34.91    $26.625-$28.637   $21.625-$24.875
Options exercised....................         61,033             16,683           356,763
  Option price.......................     $20-$28.64        $20-$23.125       $20-$21.625
Options forfeited ...................          2,501                 --            17,500
 Option price .......................  $24.88-$28.64                 --      $22.-$23.125
Options outstanding, December 31 ....        965,900(a)         767,434           301,167
  Option price ......................     $20-$35.39        $20-$28.637       $20-$24.875
Options exercisable, December 31.....        482,651(a)         392,949           232,833

(a) There are 337,700 and 300,031 options outstanding and exercisable, respectively, which range from $20.00 - $27.99. The weighted average exercise price for these outstanding and exercisable options is $22.78 and $22.28, respectively. There are 628,200 and 182,620 options outstanding and exercisable, respectively, which range from $28.00 - $35.99. The weighted average exercise price for these outstanding and exercisable options is $30.26 and $28.70, respectively. The weighted average contractual life of outstanding options is 6.9 years.


Sun's stock option plans provide for up to 1.6 million shares/units of common stock/partnership interests that may be granted to directors, executive officers and other key employees of Sun or the Company. At December 31, 1997, 432,000 shares/units of common stock/partnership interests were available for the granting of options. Options are granted at fair market value and generally vest over a two-year period and may be exercised for 10 years after date of grant. In addition, the Company established a Long-Term Incentive Plan for its nonexecutive officer employees permitting a grant of up to 240,000 options which were granted in 1997, and become exercisable in equal installments in 2002-2004 based on corporate profit performance.

The Company has opted to measure compensation cost utilizing the intrinsic value method. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for options granted in:

                                                                        1997    1996
                                                                       -----    ----

Estimated fair value per share/unit of options granted during year ..  $2.82   $1.94

Assumptions:
    Annualized dividend yield........................................   7.1%    6.9%
    Common stock/partnership interest price volatility...............  15.6%   15.1%
    Risk-free rate of return.........................................   6.7%    6.2%
    Expected option term (in years)..................................      7       8

If compensation cost for stock option grants had been recognized based on the fair value at the grant date, this would have resulted in net income of $25.0 million and $13.2 million and net income per OP Unit of $1.36 and $.84 in 1997 and 1996, respectively.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1997, 1996 AND 1995

8. EARNINGS PER OP UNIT:

                                                           1997       1996        1995
                                                           ----       ----        ----
   Earnings used for basic and diluted earnings per
     OP Unit computation                                $ 25,422    $ 13,387    $ 13,591
                                                        ========    ========    ========
    Total units used for basic earnings per OP Unit       18,444      15,646      11,420
    Dilutive securities:
     Sun's stock options                                     187          87          34
                                                        --------    --------    --------

    Total shares used for diluted earnings per
     OP Unit computation                                  18,631      15,733      11,454
                                                        ========    ========    ========

   Diluted earnings per OP Unit reflect the potential dilution that would occur if securities were exercised or converted into OP Units. Convertible POP Units are excluded from the computations as their inclusion would have an anti-dilutive effect on earnings per OP Unit in 1997 and 1996.


9. QUARTERLY FINANCIAL DATA (UNAUDITED):

   The following unaudited quarterly amounts are in thousands, except for per unit amounts:


                                         FIRST      SECOND    THIRD    FOURTH
                                        QUARTER    QUARTER   QUARTER   QUARTER
                                        MARCH 31   JUNE 30   SEPT. 30  DEC. 31
                                       ----------  --------  --------  -------
 1997
 Total revenues .....................     $23,393   $23,233   $24,117  $25,498
 Operating income (a) ...............     $15,305   $15,188   $15,740  $16,896
 Earnings attributable to OP Units ..     $ 6,413   $ 6,252   $ 6,365  $ 6,392
 Weighted average OP Units ..........      18,005    18,282    18,602   18,885
 Earnings per OP Unit ...............     $  0.36   $  0.34   $  0.34  $  0.34

                                         FIRST      SECOND     THIRD    FOURTH
                                        QUARTER    QUARTER    QUARTER   QUARTER
                                        MARCH 31   JUNE 30(b) SEPT. 30  DEC. 31
                                       ----------  --------   --------  -------
 1996
 Total revenues .....................     $12,442   $18,149   $20,862  $21,746
 Operating income (a) ...............     $ 8,254   $12,063   $13,538  $14,262
 Earnings attributable to OP Units ..     $ 3,456   $ 5,230   $ 5,652  $ 5,945
 Weighted average OP Units ..........      11,766    16,363    17,018   17,434
 Earnings per OP Unit ...............     $  0.29   $  0.32   $  0.33  $  0.34



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

(b) Net income and earnings per share are presented before an extraordinary item arising from debt extinguishment of $6,896 or $.44 per OP Unit.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                       SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997
(AMOUNTS IN THOUSANDS)

                                                                                                             COST CAPITALIZED
                                                                                                               SUBSEQUENT TO
                                                                                                                ACQUISITION
                                                                               INITIAL COST                ----------------------
                                                                                TO COMPANY                      IMPROVEMENTS
                                                                        ----------------------------       ----------------------
                                                                                          BUILDING                      BUILDING
                                                                                            AND                            AND
PROPERTY NAME               LOCATION              ENCUMBRANCE             LAND            FIXTURES           LAND        FIXTURES
--------------------      -----------------      -------------          ---------        -----------       -------      ---------
Allendale                 Allendale, MI                    -            $     393        $     3,684             -    $   1,154
Alpine                    Grand Rapids, MI                 -                  729              6,692             -          517
Arbor Terrace             Bradenton, FL                    -                  481              4,410             -           46
Ariana Village            Lakeland, FL                     -                  240              2,195             -          222
Autumn Ridge              Ankeny, IO                       -                  890              8,054             -          142
Bedford Hills             Battle Creek, MI                 -  (1)           1,265             11,562             -          116
Bonita Lake               Bonita Springs, FL               -                  285              2,641             -           37
Boulder Creek             Pflugerville, TX                 -                1,000                500       $   493        1,564
Branch Creek              Austin, TX                       -                  796              3,716             -        3,837
Breezy Hill               Pompano Beach, FL                -                1,778             16,085             -           53
Brentwood                 Kentwood, MI                     -                  385              3,592             -           64
Brookside Village         Goshen, IN                       -                  260              1,080           386        3,919
Byron Center              Byron Center, MI                 -                  257              2,402             -           63
Candlelight Village       Chicago Heights, IL              -                  600              5,623             -          120
Candlewick Court          Owosso, MI                       -                  125              1,900           132          769
Carrington Pointe         Ft. Wayne, IN                    -                1,076              3,632             -            -
Casa Del Valle            Alamo, TX                        -                  246              2,316             -            -
Catalina                  Middletown, OH                   -                  653              5,858             -          207
Chain O'Lakes             Grand Island, FL                 -                  551              5,003             -           55
Chisholm Point            Pflugerville, TX                 -                  609              5,286             -        1,206
Clearwater Village        South Bend, IN                   -                   80              1,270            61        1,119
Cobus Green               Elkhart, IN                      -                  762              7,037             -          279
College Park Estates      Canton, MI                       -                   75                800           174        4,309
Continental Estates       Davison, MI                      -                1,625             16,581           150           63
Country Acres             Cadillac, MI                     -                  380              3,495             -           46
Country Meadows           Flat Rock, MI                    -                  924              7,583           296        7,409
Countryside Village       Perry, MI                        -  (1)             275              3,920           185        1,411
Creekwood Meadows         Burton, MI                       -                  808              2,043           404        1,588



                                                           GROSS AMOUNT
                                                            CARRIED AT
                                                        DECEMBER 31, 1997
                                                      --------------------------
                                                                       BUILDING
                                                                         AND                             ACCUMULATED     DATE OF
PROPERTY NAME               LOCATION                    LAND           FIXTURES             TOTAL        DEPRECIATION  ACQUISITION
--------------------      -----------------           ---------       ----------         -----------     ------------  -----------

Allendale                 Allendale, MI             $     393       $     4,838        $     5,231       $     222         1996
Alpine                    Grand Rapids, MI                729             7,209              7,938             360         1996
Arbor Terrace             Bradenton, FL                   481             4,456              4,937             233         1996
Ariana Village            Lakeland, FL                    240             2,417              2,657             287         1994
Autumn Ridge              Ankeny, IO                      890             8,196              9,086             415         1996
Bedford Hills             Battle Creek, MI              1,265            11,678             12,943             599         1996
Bonita Lake               Bonita Springs, FL              285             2,678              2,963             138         1996
Boulder Creek             Pflugerville, TX              1,493             2,064              3,557              36         1996
Branch Creek              Austin, TX                      796             7,553              8,349             339         1995
Breezy Hill               Pompano Beach, FL             1,778            16,138             17,916             840         1996
Brentwood                 Kentwood, MI                    385             3,656              4,041             192         1996
Brookside Village         Goshen, IN                      646             4,999              5,645             547         1985
Byron Center              Byron Center, MI                257             2,465              2,722             132         1996
Candlelight Village       Chicago Heights, IL             600             5,743              6,343             298         1996
Candlewick Court          Owosso, MI                      257             2,669              2,926             363         1985
Carrington Pointe         Ft. Wayne, IN                 1,076             3,632              4,708              64         1997
Casa Del Valle            Alamo, TX                       246             2,316              2,562              42         1997
Catalina                  Middletown, OH                  653             6,065              6,718             856         1993
Chain O'Lakes             Grand Island, FL                551             5,058              5,609             319         1996
Chisholm Point            Pflugerville, TX                609             6,492              7,101             460         1995
Clearwater Village        South Bend, IN                  141             2,389              2,530             253         1986
Cobus Green               Elkhart, IN                     762             7,316              8,078             999         1993
College Park Estates      Canton, MI                      249             5,109              5,358             591         1978
Continental Estates       Davison, MI                   1,775            16,644             18,419             840         1996
Country Acres             Cadillac, MI                    380             3,541              3,921             183         1996
Country Meadows           Flat Rock, MI                 1,220            14,992             16,212           1,243         1994
Countryside Village       Perry, MI                       460             5,331              5,791             664         1987
Creekwood Meadows         Burton, MI                    1,212             3,631              4,843              52         1996


SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                       SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
(AMOUNTS IN THOUSANDS)

                                                                                                             COST CAPITALIZED
                                                                                                               SUBSEQUENT TO
                                                                                                                ACQUISITION
                                                                               INITIAL COST                -----------------------
                                                                                TO COMPANY                      IMPROVEMENTS
                                                                        ----------------------------       -----------------------
                                                                                          BUILDING                       BUILDING
                                                                                            AND                             AND
PROPERTY NAME               LOCATION              ENCUMBRANCE             LAND            FIXTURES           LAND        FIXTURES
--------------------      -----------------      -------------          ---------        -----------       -------      ----------
Cutler Estates            Grand Rapids, MI                 -  (1)             822              7,604             -            47
Douglas Estates           Austell, GA                      -                  508              2,125             -           521
Edwardsville              Edwardsville, KS                 -  (1)             425              8,805           541         1,350
Elmwood                   Holly Hill, FL                   -                  230              2,076             -             -
Fisherman's Cove          Flint, MI                        -                  380              3,438             -           313
Flagview Village          Douglasville, GA                 -                  508              2,125             -           391
Goldcoaster               Homestead, FL                    -                  446              4,234             -             -
Golden Lakes              Plant City, FL                   -                1,092              7,161             1           393
Grand                     Grand Rapids, MI                 -                  578              5,396             -            49
Groves                    Ft. Myers, FL                    -                  249              2,396             -             -
Hamlin                    Webberville, MI                  -                  125              1,675            77           638
Holly Forest              Holly Hill, FL                   -                  920              8,376             -             -
Holiday Village           Elkhart, IN                      -                  100              3,207           143           819
Indian Creek              Ft. Myers Beach, FL              -                3,832             34,660             -           119
Island Lake               Merritt Island, FL               -                  700              6,431             -            61
Kensington Meadows        Lansing, MI                      -                  250              2,699             -         1,612
King's Court              Traverse City, MI                -                1,473             13,782             -           220
King's Lake               Debary, FL                       -                  280              2,542             -           870
King's Pointe             Winter Haven, FL                 -                  262              2,359             -           142
Kissimmee Gardens         Kissimmee, FL                    -                  594              5,522             -           147
Lake Juliana              Auburndale, FL                   -                  335              2,848             -           247
Lake San Marino           Naples, FL                       -                  650              5,760             -            41
Leesburg Landing          Leesburg, FL                     -                   50                429             -            70
Liberty Farms             Valparaiso, IN                   -                   66              1,201           116         1,606
Lincoln Estates           Holland, MI                      -                  455              4,201             -            82
Maple Grove Estates       Dorr, MI                         -                   15                210            19           222
Maplewood                 Lawrence, IN                     -                  280              2,122             -           484
Meadow Lake Estates       White Lake, MI                   -                1,188             11,498           127         1,146
Meadowbrook               Indianapolis, IN                 -                  927              3,833           350         2,164
Meadowbrook Estates       Monroe, MI                       -                  431              3,320           379         5,370
Meadowbrook Village       Tampa, FL                        -                  519              4,728             -           130



                                                            GROSS AMOUNT
                                                             CARRIED AT
                                                         DECEMBER 31, 1997
                                                     --------------------------
                                                                      BUILDING
                                                                        AND                        ACCUMULATED        DATE OF
PROPERTY NAME               LOCATION                   LAND           FIXTURES      TOTAL          DEPRECIATION     ACQUISITION
--------------------      -----------------          ---------       ----------    -----------     ------------     -----------
Cutler Estates            Grand Rapids, MI              822             7,651         8,473             395            1996
Douglas Estates           Austell, GA                   508             2,646         3,154             331            1988
Edwardsville              Edwardsville, KS              966            10,155        11,121           1,342            1987
Elmwood                   Holly Hill, FL                230             2,076         2,306              35            1997
Fisherman's Cove          Flint, MI                     380             3,751         4,131             501            1993
Flagview Village          Douglasville, GA              508             2,516         3,024             330            1988
Goldcoaster               Homestead, FL                 446             4,234         4,680              77            1997
Golden Lakes              Plant City, FL              1,093             7,554         8,647           1,044            1993
Grand                     Grand Rapids, MI              578             5,445         6,023             284            1996
Groves                    Ft. Myers, FL                 249             2,396         2,645              96            1997
Hamlin                    Webberville, MI               202             2,313         2,515             303            1984
Holly Forest              Holly Hill, FL                920             8,376         9,296             142            1997
Holiday Village           Elkhart, IN                   243             4,026         4,269             564            1986
Indian Creek              Ft. Myers Beach, FL         3,832            34,779        38,611           1,813            1996
Island Lake               Merritt Island, FL            700             6,492         7,192             542            1995
Kensington Meadows        Lansing, MI                   250             4,311         4,561             270            1995
King's Court              Traverse City, MI           1,473            14,002        15,475             712            1996
King's Lake               Debary, FL                    280             3,412         3,692             355            1994
King's Pointe             Winter Haven, FL              262             2,501         2,763             300            1994
Kissimmee Gardens         Kissimmee, FL                 594             5,669         6,263             821            1993
Lake Juliana              Auburndale, FL                335             3,095         3,430             373            1994
Lake San Marino           Naples, FL                    650             5,801         6,451             303            1996
Leesburg Landing          Leesburg, FL                   50               499           549              25            1996
Liberty Farms             Valparaiso, IN                182             2,807         2,989             341            1985
Lincoln Estates           Holland, MI                   455             4,283         4,738             221            1996
Maple Grove Estates       Dorr, MI                       34               432           466              61            1979
Maplewood                 Lawrence, IN                  280             2,606         2,886             351            1989
Meadow Lake Estates       White Lake, MI              1,315            12,644        13,959           1,493            1994
Meadowbrook               Indianapolis, IN            1,277             5,997         7,274             660            1989
Meadowbrook Estates       Monroe, MI                    810             8,690         9,500           1,181            1986
Meadowbrook Village       Tampa, FL                     519             4,858         5,377             654            1994




SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                       SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
(AMOUNTS IN THOUSANDS)



                                                                                                             COST CAPITALIZED

                                                                                                               SUBSEQUENT TO
                                                                                                                ACQUISITION
                                                                                INITIAL COST             ------------------------
                                                                                 TO COMPANY                     IMPROVEMENTS
                                                                         ----------------------------    ------------------------
                                                                                            BUILDING                    BUILDING
                                                                                              AND                         AND
PROPERTY NAME                 LOCATION                 ENCUMBRANCE         LAND             FIXTURES      LAND          FIXTURES
--------------------        -----------------         -------------      ---------        -----------    -------        ---------
Meadows                     Nappanee, IN                        -              300              2,300         -1            1,732
Meadowstream Village        Sodus, MI                           -              100              1,175        109            1,044
Orange Tree                 Orange City, FL                     -              283              2,530         15              235
Paradise                    Chicago Heights, IL                 -              723              6,638          -               41
Parkwood                    Grand Blanc, MI                     -              477              4,279          -              338
Pin Oak Parc                St. Louis, MO                       -            1,038              3,250         44            1,423
Pine Hills                  Middlebury, IN                      -               72                544         52            1,348
Pine Ridge                  Petersburg, VA                      -              405              2,397          -              889
Plantation Manor            Ft. Pierce, FL                      -              950              8,891          -               68
Pleasure Cove               Ft. Pierce, FL                      -              550              5,005          -                -
Presidential                Hudsonville, MI                     -              680              6,314          -              535
Royal Country               Miami, FL                           -  (1)       2,290             20,758          -              275
Saddle Oak Club             Ocala, FL                           -              730              6,743          -              196
Scio Farms                  Ann Arbor, MI                       -            2,300             22,659          -            2,178
Sherman Oaks                Jackson, MI                         -  (1)         200              2,400        240            2,974
Siesta Bay                  Ft. Myers Beach, FL                 -            2,051             18,549          -               72
Silver Star                 Orlando, FL                         -            1,067              9,685          -               57
Southfork                   Belton, MO                          -            1,000              9,011          -                -
Snow to Sun                 Weslaco, TX                         -              190              2,143          -                -
Tallowwood                  Coconut Creek, FL                   -              510              5,099          -              437
Timber Ridge                Ft. Collins, CO                     -              990              9,231          -              148
Timberbrook                 Bristol, IN                         -  (1)         490              3,400        101            4,151
Timberline Estates          Grand Rapids, MI                    -              536              4,867          -              252
Town and Country            Traverse City, MI                   -              406              3,736          -               38
Valley Mills                Indianapolis, IN                    -              150              3,500          -              533
Water Oak Country Club Est. Lady Lake, FL                       -            2,503             17,478          -            1,364
West Glen Village           Indianapolis, IN                    -            1,100             10,028          -              385
Whispering Palm             Sebastian, FL                       -              975              8,754          -               26
White Lake                  White Lake, MI                      -              673              6,179          -                -





                                                         GROSS AMOUNT
                                                         CARRIED AT
                                                      DECEMBER 31, 1997
                                                  --------------------------
                                                                   BUILDING
                                                                     AND                             ACCUMULATED        DATE OF
PROPERTY NAME                 LOCATION              LAND           FIXTURES           TOTAL          DEPRECIATION    ACQUISITION
--------------------        -----------------     ---------       ----------         -----------     ------------    -----------
Meadows                     Nappanee, IN                299             4,032              4,331             512        1987
Meadowstream Village        Sodus, MI                   209             2,219              2,428             319        1984
Orange Tree                 Orange City, FL             298             2,765              3,063             321        1994
Paradise                    Chicago Heights, IL         723             6,679              7,402             347        1996
Parkwood                    Grand Blanc, MI             477             4,617              5,094             619        1993
Pin Oak Parc                St. Louis, MO             1,082             4,673              5,755             467        1994
Pine Hills                  Middlebury, IN              124             1,892              2,016             255        1980
Pine Ridge                  Petersburg, VA              405             3,286              3,691             441        1986
Plantation Manor            Ft. Pierce, FL              950             8,959              9,909           1,073        1994
Pleasure Cove               Ft. Pierce, FL              550             5,005              5,555             606        1994
Presidential                Hudsonville, MI             680             6,849              7,529             339        1996
Royal Country               Miami, FL                 2,290            21,033             23,323           2,839        1994
Saddle Oak Club             Ocala, FL                   730             6,939              7,669             732        1995
Scio Farms                  Ann Arbor, MI             2,300            24,837             27,137           1,993        1995
Sherman Oaks                Jackson, MI                 440             5,374              5,814             730        1986
Siesta Bay                  Ft. Myers Beach, FL       2,051            18,621             20,672             970        1996
Silver Star                 Orlando, FL               1,067             9,742             10,809             508        1996
Southfork                   Belton, MO                1,000             9,011             10,011               -        1997
Snow to Sun                 Weslaco, TX                 190             2,143              2,333              40        1997
Tallowwood                  Coconut Creek, FL           510             5,536              6,046             647        1994
Timber Ridge                Ft. Collins, CO             990             9,379             10,369             484        1996
Timberbrook                 Bristol, IN                 591             7,551              8,142             891        1987
Timberline Estates          Grand Rapids, MI            536             5,119              5,655             618        1994
Town and Country            Traverse City, MI           406             3,774              4,180             195        1996
Valley Mills                Indianapolis, IN            150             4,033              4,183             548        1989
Water Oak Country Club Est. Lady Lake, FL             2,503            18,842             21,345           2,606        1993
West Glen Village           Indianapolis, IN          1,100            10,413             11,513           1,224        1994
Whispering Palm             Sebastian, FL               975             8,780              9,755             456        1996
White Lake                  White Lake, MI              673             6,179              6,852             104        1997




SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                       SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
(AMOUNTS IN THOUSANDS)


                                                                                                               COST CAPITALIZED
                                                                                                                 SUBSEQUENT TO
                                                                                                                  ACQUISITION
                                                                                  INITIAL COST                --------------------
                                                                                   TO COMPANY                     IMPROVEMENTS
                                                                           ----------------------------       --------------------
                                                                                             BUILDING                     BUILDING
                                                                                               AND                          AND
PROPERTY NAME                 LOCATION                 ENCUMBRANCE             LAND            FIXTURES          LAND     FIXTURES
--------------------        -----------------         -------------          ---------        -----------      -------    ---------
White Oak                   Mt. Morris, MI                    -                 782                7,245              -           -
Willowbrook                 Toledo, OH                        -                 781                7,054              -           -
Woods Edge                  West Lafayette, IN                -                 100                2,600              3       1,581
Woodside Terrace            Holland, OH                       -               1,064                9,625              -           -
Worthington Arms            Delaware, OH                      -                 376                2,624              -         800
Corporate Headquarters      Farmington Hills, MI              -                   -                    -              -       1,851
Property Under Development                                    -                   -                  190              -           -
                                                                         ----------          -----------        -------   ---------
                                                                         $   63,080          $   542,604        $ 4,597   $  74,540
                                                                         ==========          ===========        =======   =========



                                                                 GROSS AMOUNT
                                                                  CARRIED AT
                                                               DECEMBER 31,1997
                                                          --------------------------
                                                                            BUILDING
                                                                               AND                       ACCUMULATED    DATE OF
PROPERTY NAME                       LOCATION                 LAND           FIXTURES            TOTAL    DEPRECIATION   ACQUISITION
--------------------            -----------------         ---------       ----------           ------    ------------  ------------
White Oak                      Mt. Morris, MI                  782              7,245           8,027             124      1997
Willowbrook                    Toledo, OH                      781              7,054           7,835               -      1997
Woods Edge                     West Lafayette, IN              103              4,181           4,284             512      1985
Woodside Terrace               Holland, OH                   1,064              9,625          10,689             162      1997
Worthington Arms               Delaware, OH                    376              3,424           3,800             467      1990
Corporate Headquarters         Farmington Hills, MI              -              1,851           1,851             448   Various
Property Under Development                                       -                190             190               -      1997
                                                       -----------        -----------     -----------     -----------
                                                       $    67,677        $   617,144     $   684,821     $    50,084
                                                       ===========        ===========     ===========     ===========




(1) These communities collateralize $45 million of secured debt.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 1998

                            SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP


                            By:  Sun Communities, Inc., General Partner

                                 By:    /s/ Gary A. Shiffman
                                    ------------------------------------------
                                        Gary A. Shiffman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                      TITLE                        DATE
----                                      -----                        ----
/s/ Milton M. Shiffman
-----------------------  Chairman of the Board of
Milton M. Shiffman       Directors                                March 20, 1998

/s/ Gary A. Shiffman     Chief Executive Officer, President and
-----------------------  Director                                 March 20, 1998
Gary A. Shiffman


/s/ Jeffrey P. Jorissen  Senior Vice President,
-----------------------  Chief Financial Officer, Treasurer,
Jeffrey P. Jorissen      Secretary
                         and Principal Accounting Officer         March 20, 1998

/s/ Paul D. Lapides
-----------------------  Director                                 March 20, 1998
Paul D. Lapides

/s/ Ted J. Simon
-----------------------  Director                                 March 20, 1998
Ted J. Simon

/s/ Clunet R. Lewis
-----------------------  Director                                 March 20, 1998
Clunet R. Lewis

NAME                                   TITLE                            DATE
----                                   -----                            ----
                         Director                                 March   , 1998
-------------------                                                     --
Ronald L. Piasecki
                                                                  March 20, 1998
/s/ Arthur A. Weiss      Director
-------------------
Arthur A. Weiss


                                EXHIBIT INDEX

                                                                                  SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
NUMBER                                 DESCRIPTION                                    PAGE
------   -----------------------------------------------------------------------  ------------
2.1      Form of General Partner's Common Stock Certificate                           (1)

2.2      Agreement of Sale pertaining to White Oak Estates                            (9)

2.3      Agreement of Sale pertaining to Southfork                                    (9)

2.4      Agreement of Sale pertaining to Holly Forest Estates and Elmwood             (9)
         Mobile Home Park

3.1      Amended and Restated Articles of Incorporation of Sun Communities, Inc.      (1)

3.2      Bylaws of Sun Communities, Inc.                                              (3)

4.1      Indenture, dated as of April 24, 1996, among the General Partner, the        (4)
         Company and Bankers Trust Company, as Trustee

4.2      Form of Note for the 2001 Notes                                              (4)

4.3      Form of Note for the 2003 Notes                                              (4)

4.4      First Supplemental Indenture, dated as of August 20, 1997, by and            (9)
         between the Company and Bankers Trust Company, as Trustee

4.5      Form of Medium-Term Note (Floating Rate)                                     (9)

4.6      Form of Medium-Term Note (Fixed Rate)                                        (9)

10.1     Second Amended and Restated Agreement of Limited Partnership of Sun          (8)
         Communities Operating Limited Partnership

10.2     Amended and Restated 1993 Stock Option Plan#                                 (8)

10.3     Amended and Restated 1993 Non-Employee Director Stock Option Plan#           (8)

10.4     Form of Stock Option Agreement between the General Partner and certain       (1)
         directors, officers and other individuals#

10.5     Form of Non-Employee Director Stock Option Agreement between the             (5)
         General Partner and certain directors#

10.6     Employment Agreement between the Company and Gary A. Shiffman#               (8)

10.7     Agreement regarding termination of Robert B. Bayer's Employment              (6)
         Agreement#

10.8     Registration Rights and Lock-Up Agreement with the General Partner           (5)

10.9     Senior Unsecured Line of Credit Agreement with Lehman Brothers               (9)
         Holdings Inc.

10.10    Amended and Restated Loan Agreement between Sun Communities Funding          (9)
         Limited Partnership and Lehman Brothers Holdings Inc.

10.11    Amended and Restated Loan Agreement among Miami Lakes Venture                (9)
         Associates, Sun Communities Funding Limited Partnership and Lehman
         Brothers Holdings Inc.


                                                                                  SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
NUMBER                                 DESCRIPTION                                    PAGE
------   -----------------------------------------------------------------------  ------------
10.12    Form of Indemnification Agreement between each officer and director           (9)
         of the General Partner and the General Partner

10.13    Loan Agreement among the Company, Sea Breeze Limited Partnership              (9)
         and High Point Associates, LP.

10.14    Option Agreement by and between the Company and Sea Breeze Limited            (9)
         Partnership

10.15    Option Agreement by and between the Company and High Point                    (9)
         Associates, LP

10.16    Purchase Agreement with respect to Mortgage Debt                              (1)

10.17    Credit Agreement between Fort McMurray Housing Inc. and Sun                   (3)
         Communities Alberta Limited Partnership

10.18    First Amending Agreement to Credit Agreement between Fort McMurray            (3)
         Housing Inc. and Sun Communities Alberta Limited Partnership

10.19    Demand Note Agreement from the Company to NBD Bank, Canada                    (3)

10.20    Fee and Commission Agreement between the Company and Fort McMurray            (3)
         Housing Inc.

10.21    $1,022,538.12 Promissory Note from Gary A. Shiffman to the Company            (7)

10.22    $1,022,538.13 Promissory Note from Gary A. Shiffman to the Company            (7)

10.23    $6,604,923.75 Promissory Note from Gary A. Shiffman to the Company            (7)

10.24    Stock Pledge Agreement between Gary A. Shiffman and the Company for           (7)
         94,570 shares of Common Stock

10.25    Stock Pledge Agreement between Gary A. Shiffman and the Company for           (7)
         305,430 shares of Common Stock

10.26    $ 1,300,195.40 Promissory Note from Gary A. Shiffman to the Company           (9)

10.27    $ 1,300,195.40 Promissory Note from Gary A. Shiffman to the Company           (9)

10.28    Stock Pledge Agreement between Gary A. Shiffman and the Company               (9)
         with respect to 80,000 shares of Common Stock

10.29    Registration Rights Agreement between Gary A. Shiffman and the                (3)
         Company

10.30    Registration Rights and Lock Up Agreement among the General Partner           (3)
         and the partners of Miami Lakes Venture Associates, as amended

10.31    Registration Rights and Lock Up Agreement among the General Partner           (3)
         and the partners of Scio Farms Estates Limited Partnership

10.32    Registration Rights and Lock Up Agreement among the General Partner           (3)
         and the partners of Kensington Meadows Associates

10.33    Registration Rights and Lock Up Agreement among the General Partner           (8)
         and certain affiliates of Aspen Enterprises, Ltd. (Preferred OP
         Units)


                                                                                  SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
NUMBER                                 DESCRIPTION                                    PAGE
------   -----------------------------------------------------------------------  ------------
10.34    Registration Rights and Lock Up Agreement among the General Partner           (8)
         and certain affiliates of Aspen Enterprises, Ltd. (Common OP Units)

10.35    Registration Rights Agreement among the General Partner and the               (8)
         partners of S&K Smith Co.

10.36    Employment Agreement between the General Partner and Jeffrey P.               (8)
         Jorissen#

10.37    Long Term Incentive Plan                                                      (9)

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

(5) Incorporated by reference to the General Partner's Registration Statement No. 33-80972.

(6) Incorporated by reference to the General Partner's Annual Report on Form 10-K for the year ended December 31, 1994.

(7)  Incorporated by reference to the General Partner's Quarterly
     Report on Form 10-Q for the quarter ended September 30, 1995.

(8) Incorporated by reference to the General Partner's Annual Report on Form 10-K for the year ended December 31, 1996.

(9) Incorporated by reference to the General Partner's Annual Report on Form 10-K for the year ended December 31, 1997.

# Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.