Form 10-Q
period 1998-03-31
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 1998-05-12
CIK 917224

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                       OR

/ / Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of
    1934


                       COMMISSION FILE NUMBER 333-2522-01


                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in its Charter)

     Michigan                                             38-3144240
(State of Incorporation)                    (I.R.S. Employer Identification No.)

         31700 Middlebelt Road                              48334
             Suite 145                                    (Zip Code)
     Farmington Hills, Michigan
(Address of Principal Executive Offices)


       Registrant's telephone number, including area code: (248) 932-3100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                                      INDEX
                                      -----



                                                                                          PAGES
                                                                                          -----
PART I

Item 1.           Financial Statements:

                  Consolidated Balance Sheets as of March 31, 1998 and
                           December 31, 1997                                                  3

                  Consolidated Statements of Income for the Periods
                           Ended March 31, 1998 and 1997                                      4

                  Consolidated Statements of Cash Flows for the Three Months
                           Ended March 31, 1998 and 1997                                      5


                  Notes to Consolidated Financial Statements                                6-9


Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                            10-12



PART II

Item 5.           Ratios of Earnings to Fixed Charges                                        13

Item 6.(a)        Exhibits required by Item 601 of Regulation S-K                            13

Item 6.(b)        Reports on Form 8-K                                                        13

                  Signatures                                                                 14

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                 (IN THOUSANDS)






                                                                                    1998                1997
                                                                                 ----------          ----------
               ASSETS
Investment in rental property, net                                                $ 695,898          $ 634,737
Cash and cash equivalents                                                            10,792              2,198
Investment in affiliates                                                             21,872             16,559
Mortgage notes receivable                                                            17,893             21,869
Other assets                                                                         16,949             18,151
                                                                                  ---------          ---------

     Total assets                                                                 $ 763,404          $ 693,514
                                                                                  =========          =========


     LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Line of credit                                                               $  54,000          $  17,000
     Debt                                                                           272,890            247,264
     Accounts payable and accrued expenses                                           12,285              8,765
     Deposits and other liabilities                                                  10,352              8,853
     Distributions payable                                                            9,956               --
                                                                                  ---------          ---------

                    Total liabilities                                               359,483            281,882
                                                                                  ---------          ---------

Partners' Capital:
     Preferred Operating Partnership Units ("POP Units"),
         unlimited authorized, 1,325 issued and outstanding
         in 1998 and 1997                                                            35,783             35,783
     Operating Partnership Units ("OP Units"), unlimited authorized; 19,040 and
         18,946 issued and outstanding in 1998 and 1997, respectively
     General partner                                                                321,136            329,380
     Limited partners                                                                47,002             46,469
                                                                                  ---------          ---------

                    Total partners' capital                                         403,921            411,632
                                                                                  ---------          ---------

                    Total liabilities and partners' capital                       $ 763,404          $ 693,514
                                                                                  =========          =========







    The accompanying notes are an integral part of the financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997





                                                                             1998            1997
                                                                           --------        --------
Revenues:
        Income from property                                               $ 28,605        $ 22,987
        Other income                                                          1,751             406
                                                                           --------        --------

                Total revenues                                               30,356          23,393
                                                                           --------        --------

Expenses:
        Property operating and maintenance                                    6,419           5,147
        Real estate taxes                                                     2,167           1,863
        General and administrative                                            1,316           1,078
        Depreciation and amortization                                         5,940           4,821
        Interest                                                              5,578           3,445
                                                                           --------        --------

                Total expenses                                               21,420          16,354
                                                                           --------        --------

Net Income                                                                    8,936           7,039

Less distribution to Preferred OP Units                                         626             626
                                                                           --------        --------

Earnings attributable to OP Units                                          $  8,310        $  6,413
                                                                           ========        ========

Net income attributed to:
        General Partner                                                    $  7,301        $  5,568
        Limited Partners                                                      1,009             845
                                                                           --------        --------
                                                                           $  8,310        $  6,413
                                                                           ========        ========

Earnings per OP Unit:
        Basic                                                              $   0.44        $   0.36
                                                                           ========        ========
        Diluted                                                            $   0.43        $   0.35
                                                                           ========        ========

Weighted average OP Units outstanding                                        19,017          18,005
                                                                           ========        ========












    The accompanying notes are an integral part of the financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                 (IN THOUSANDS)



                                                                             1998            1997
                                                                           --------        --------

Cash flows from operating activities:
    Earnings attributable to OP Units                                       $  8,310       $  6,413
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Depreciation and amortization costs                                     5,940          4,821
       Gain related to mortgage notes receivable                                (937)
       Deferred financing costs                                                  137             39
       (Increase) decrease in prepaid expenses and other assets                  748           (669)
       Increase in accounts payable and other liabilities                      5,019          4,171
                                                                            --------       --------

               Net cash provided by operating activities                      19,217         14,775
                                                                            --------       --------

Cash flows from investing activities:
    Investment in rental properties                                          (39,135)        (9,277)
    Investment in affiliates                                                  (5,313)        (4,489)
    Proceeds related to mortgage notes receivable                              4,913            --
                                                                            --------       --------

               Net cash used in investing activities                         (39,535)       (13,766)
                                                                            --------       --------

Cash flows from financing activities:
    Distributions                                                             (8,278)        (7,886)
    Proceeds from borrowings                                                  37,000            --
    Repayments on borrowings                                                    (246)           --
    Payments for deferred financing costs                                        (73)           (16)
    Capital contribution                                                         509          8,209
                                                                            --------       --------

               Net cash provided by financing activities                      28,912            307
                                                                            --------       --------

Net increase in cash and cash equivalents                                      8,594          1,316

Cash and cash equivalents, beginning of period                                 2,198          9,236
                                                                            --------       --------

Cash and cash equivalents, end of period                                    $ 10,792       $ 10,552
                                                                            ========       ========

Supplemental information:
    OP units issued for rental properties                                   $  1,704            --
    Debt assumed for rental properties                                      $ 16,393            --
    Capitalized lease obligation for rental properties                      $  9,479            --






     The accompanying notes are an integral part of the financial statements

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   BASIS OF PRESENTATION:

     These unaudited condensed consolidated financial statements of Sun Communities Operating Limited Partnership, (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1997. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period financial statements to conform with current period presentation.

     Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the Company's partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. Amounts paid on behalf of Sun by the Company are reflected in the statement of operations as general and administrative expenses. The balance sheet of Sun as of March 31, 1998 is identical to the accompanying Company balance sheet, except as follows:



                                                          As Presented
                                                             Herein                           Sun Communities, Inc.
                                                         March 31, 1998      Adjustments         March 31, 1998
                                                         --------------      ------------     --------------------
                                                                            (in thousands)
       Notes receivable....................................$  17,893        $   (2,600)             $  15,293
                                                           =========        ==========              =========

       Total assets........................................$ 763,404        $   (2,600)             $ 760,804
                                                           =========        ==========              =========

       Minority interests..................................     --          $   82,785              $  82,785
                                                                                                    =========

       Preferred OP Units..................................$  35,783           (35,783)

       OP Units:
           General partner.................................  321,136          (321,136)
           Limited partners................................   47,002           (47,002)

       Common stock........................................                        168              $     168
       Additional paid-in capital..........................                    364,557                364,557
       Distributions in excess of
           accumulated earnings............................                    (34,416)               (34,416)
       Officers' notes.....................................                    (11,773)               (11,773)
                                                           ---------        ----------              ---------
           Partners' capital/Stockholders'
               equity......................................$ 403,921        $   (2,600)             $ 318,536
                                                           =========        ==========              =========
       Total liabilities and partners'
           capital/stockholders' equity....................$ 763,404        $   (2,600)             $ 760,804
                                                           =========        ==========              =========

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





2.   RENTAL PROPERTY:

     The following summarizes rental property (in thousands):


                                                                              March 31,      December 31,
                                                                                 1998           1997
                                                                              ---------      -----------
              Land                                                            $  79,662      $  67,677
              Land improvements and buildings                                   654,272        598,699
              Furniture, fixtures, equipment                                     13,575         12,676
              Property under development                                          4,023          5,769
                                                                              ---------      ---------
                                                                                751,532        684,821
              Accumulated depreciation                                           55,634         50,084
                                                                              ---------      ---------

              Rental property, net                                            $ 695,898      $ 634,737
                                                                              =========      =========


     During the first quarter of 1998, the Company acquired eight communities comprising 1,800 developed sites and 650 sites suitable for development for approximately $60 million.



3.   DEBT:

     The following table sets forth certain information regarding debt (in thousands):


                                                                              March 31,     December 31,
                                                                                1998           1997
                                                                              ---------     ------------
              Collateralized term loan, interest at 7.01%,
                    due September 9, 2007                                     $  44,776      $  44,889
              Senior notes, interest at 7.375%, due May 1, 2001                  65,000         65,000
              Senior notes, interest at 7.625%, due May 1, 2003                  85,000         85,000
              Senior notes, interest at 6.97%, due December 3, 2007              35,000         35,000
              Collateralized lease obligations, interest ranging
                    from 6.1% to 6.3%, due March 10, 2001 through
                    December 1, 2002                                             26,747         17,375
              Mortgage note, interest at 8.24%, due April 1, 2006                 7,037             --
              Mortgage note, interest at 8.0%, due May 1, 2017                    8,351             --
              Mortgage note, other                                                  979             --
                                                                              ---------      ---------
                                                                              $ 272,890      $ 247,264
                                                                              =========      =========

    The Company had $21 million available borrowings under its $75 million line of credit at March 31, 1998. The Company is negotiating an increase to its line of credit facility to $100 million. In May 1998, the Company will repay line of credit borrowings using proceeds received from the issuance of $65 million in senior notes which bear interest at 6.77% and mature
    May 14, 2015.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.   NOTES RECEIVABLE:

     Notes receivable consisted of the following (in thousands):

                                                                                  March 31,    December 31,
                                                                                    1998           1997
                                                                                  ---------    ------------
          Mortgage notes receivable with minimum monthly interest payments at
                 7%, maturing June 30, 2012, collateralized by manufactured housing/recreational vehicle communities located in
                 Dover, DE(a)                                                     $ 15,293      $ 15,093

          Second mortgage and third shared appreciation mortgage notes with monthly interest payments at an average rate of 17 percent and excess interest as defined, collateralized by manufactured
                 housing communities located in Alberta, Canada                         --         4,176

          10 year note to an officer of the general partner bearing interest at LIBOR + 1.75% collateralized by 80,000 shares of Sun
                 Communities, Inc. Common stock with substantial personal
                 recourse                                                            2,600         2,600
                                                                                  --------      --------
                                                                                  $ 17,893      $ 21,869
                                                                                  ========      ========

          (a) The stated interest rate is 12%. The excess of the interest rate earned at the stated rate over the pay rate is added to the principal balance and will also accrue interest at the stated rate.





5.   OTHER INCOME:


     The components of other income are as follows for the three months ended March 31, 1998 and 1997 (in thousands):

                                                                            1998          1997
                                                                           ------        ------
                 Interest                                                  $  447        $  436
                 Gain from mortgage notes receivable                          937            --
                 Equity earnings - SHS                                        175            43
                 Other, principally brokerage commissions                     192            --
                                                                           ------        ------
                                                                           $1,751        $  479
                                                                           ======        ======

     The gain from mortgage notes receivable results from the repayment of the Company's shared appreciation mortgages on two Canadian communities.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     EARNINGS PER OP UNIT:


                                                                                   March 31,
                                                                             1998            1997
                                                                           --------       --------
       Earnings used for basic and diluted earnings per
          OP unit computation                                              $  8,310       $  6,413
                                                                           ========       ========

       Total units used for basic earnings per OP unit                       19,017         18,005
       Dilutive securities:
          Sun's stock options                                                   203            160
                                                                           --------       --------
       Total shares used for diluted earnings per OP unit
          computation                                                        19,220         18,165
                                                                           ========       ========


     Diluted earnings per OP Unit reflect the potential dilution that would occur if securities were exercised or converted into OP Units. Convertible POP Units are excluded from the computations as their inclusion would have an antidilutive effect on earnings per OP Unit in 1998 and 1997.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW


The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto. Capitalized terms are used as defined elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1998 and 1997

For the three months ended March 31, 1998, net income before distribution to Preferred OP Units increased by 26.9 percent from $7.0 million to $8.9 million, when compared to the three months ended March 31, 1997. The increase was due to increased revenues of $7.0 million while expenses increased by $5.1 million.

Income from property increased by $5.6 million from $23.0 million to $28.6 million or 24.4 percent, due to acquisitions ($4.0 million), lease up of manufactured home sites ($.5 million) and increases in rents and other community revenues ($1.1 million).

Other income increased by $1.3 million from $.4 million to $1.7 million. The three months ended March 31, 1998 include a $.9 million gain from the repayment of the Company's shared appreciation mortgages on two Canadian communities. $.3 million of the increase in other income relates to the improved results of SHS, including brokerage commissions.

Property operating and maintenance increased by $1.3 million from $5.1 million to $6.4 million or 24.7 percent due primarily to acquisitions ($.9 million).

Real estate taxes increased by $.3 million from $1.9 million to $2.2 million or
16.3 percent due primarily to acquisitions ($.2 million).

General and administrative expenses increased by $.2 million from $1.1 million to $1.3 million or 22.1 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of income from property declined from 4.7 percent to 4.6 percent as a result of economies of scale resulting from the company's growth.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $5.1 million from $15.3 million to $20.4 million or 34.4 percent due primarily to acquisitions.

Depreciation and amortization increased by $1.1 million from $4.8 million to $5.9 million or 23.2 percent due primarily to acquisitions.

Interest expense increased by $2.1 million from $3.5 million to $5.6 million or
61.9 percent primarily due to increased average debt outstanding.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the three months ended March 31, 1998 and 1997. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1997. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company's interest is in the form of shared appreciation mortgage notes or where the Company is providing financing and managing the properties. Such amounts relate to the total portfolio data and include 923 and 1,187 sites in 1998 and 1997, respectively.


                                                                SAME PROPERTY             TOTAL PORTFOLIO
                                                            --------------------      ---------------------
                                                              1998        1997          1998         1997
                                                            --------    --------      --------     --------
Income from property                                        $ 19,123    $ 17,815       $ 28,605    $ 22,987
                                                            --------    --------       --------    --------
Property operating expenses:
        Property operating and maintenance                     3,410       3,268          6,419       5,147
        Real estate taxes                                      1,680       1,561          2,167       1,863
                                                            --------    --------       --------    --------
                Property operating expenses                    5,090       4,829          8,586       7,010
                                                            --------    --------       --------    --------

Property EBITDA                                             $ 14,033    $ 12,986       $ 20,019    $ 15,977
                                                            ========    ========       ========    ========

Number of properties                                              74          74            104          86
Developed sites                                               24,798      24,239         36,720      30,700
Occupied sites                                                23,622      22,921         34,122      28,500
Occupancy %                                                     95.3(1)    94.6(1)         94.3(1)     94.7(1)
Weighted average monthly rent per site                      $    262(1) $   251(1)     $    263(1) $    254(1)
Sites available for development                                2,200       2,667          4,700       3,552
Sites in development                                             684         579          1,269         849

(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property revenues increased by $1.3 million from $17.8 million to $19.1 million, or 7.3 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 701 leased sites at March 31, 1998 compared to March 31, 1997.

Property operating expenses increased by $.3 million from $4.8 million to $5.1 million or 5.4 percent, due to increased occupancies and costs and increases in assessments and millage rates by local taxing authorities. Property EBITDA increased by $1.0 million from $13.0 million to $14.0 million, or 8.1 percent.

Sites available for development in the total portfolio increased by 1,148 from 3,552 to 4,700 primarily in conjunction with land acquisitions for new communities to be developed in Michigan, Texas and Nevada.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $8.6 million to $10.8 million at March 31, 1998 compared to $2.2 million at December 31, 1997 primarily because cash provided by operating and financing activities exceeded cash used in investing activities.

Net cash provided by operating activities increased by $4.4 million to $19.2 million for the three months ended March 31, 1998 compared to $14.8 million for the same period in 1997. Net income before depreciation and amortization and gain related to mortgage notes receivable increased by $2.1 million and the remaining balance was attributable to changes in working capital.

Net cash used in investing activities increased by $25.7 million to $39.5 million from $13.8 million due to $29.9 million related to acquisition activities offset by $4.9 million from the collection of mortgage notes receivable.

Net cash provided by financing activities increased by $28.6 million to $28.9 million for the three months ended March 31, 1998 compared to $.3 million for the same period in 1997. This increase was due to $37.0 million of additional debt borrowings offset by a $7.7 million reduction in the proceeds received from capital contributions.

The Company expects to meet its short term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of debt securities, or general or limited partnership interests. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in both the short and long term. The Company can also meet these short-term and long-term requirements by utilizing its $75 million line of credit which bears interest at LIBOR plus .90% and is due November 1, 1999. The Company is negotiating an increase to its line of credit facility to $100 million.

In May 1998, the Company issued $65 million of senior notes which bear interest at 6.77% and mature May 14, 2015. Proceeds from this debt issuance will be used to repay line of credit borrowings.

At March 31, 1998, the Company's debt to total market capitalization approximated 32% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 5.5 years and a weighted average interest rate of 7.2%.

Recurring capital expenditures approximated $1.0 million for the three months ended March 31, 1998.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

PART II
-------

ITEM 5. - RATIOS OF EARNINGS TO FIXED CHARGES

The Company's ratios of earnings to fixed charges for the years December 31, 1993, 1994, 1995, 1996, and 1997, and the three months ended March 31, 1998 were 1.05:1, 2.79:1, 3.03:1, 2.49:1, 2.40:1, and 2.28:1, respectively.


ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                EXHIBIT NO.                       DESCRIPTION
                -----------                       -----------
                12.1                       Ratios of Earnings to Fixed Charges
                27                         Financial Data Schedule



ITEM 6.(B) - REPORTS ON FORM 8-K

The Company filed a Report on Form 8-K, dated December 31, 1997, with the Securities and Exchange Commission on January 7, 1998 relating to 1997 acquisitions, as amended by a Report on Form 8-K/A filed on March 16, 1998 to include financial data for such acquisitions.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 1998



                   SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   BY: Sun Communities, Inc., General Partner

                   BY: /s/    Jeffrey P. Jorissen
                   ---------------------------------------------------------
                              Jeffrey P. Jorissen, Chief Financial Officer
                              and Secretary

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                                  EXHIBIT INDEX





                                                                        PAGE
                                                        FILED          NUMBER
EXHIBIT NO.      DESCRIPTION                           HEREWITH        HEREIN
-----------      -----------                           --------        ------
12.1             Ratio of Earnings to Fixed Charges       X              16

27               Financial Data Schedule                  X