Form 10-Q
period 1998-06-30
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 1998-08-10
CIK 917224

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly report pursuant to Section 13 of 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

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




                                                                           PAGES

PART I

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of June 30, 1998 and
                       December 31, 1997                                     3

              Consolidated Statements of Income for the Periods
                       Ended June 30, 1998 and 1997                          4

              Consolidated Statements of Cash Flows for the Six Months
                       Ended June 30, 1998 and 1997                          5

              Notes to Consolidated Financial Statements                   6-9


Item 2.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations               10-13




PART II

Item 6.(a)    Exhibits required by Item 601 of Regulation S-K               14

Item 6.(b)    Reports on Form 8-K                                           14

              Signatures                                                    15

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                 (IN THOUSANDS)



                                    ASSETS                                   1998                  1997
                                                                        ---------------        -------------

Investment in rental property, net                                      $       708,289        $     634,737
Cash and cash equivalents                                                         1,896                2,198
Investment in affiliates                                                         30,585               16,559
Mortgage notes receivable                                                        18,146               21,869
Other assets                                                                     20,679               18,151
                                                                        ---------------        -------------

     Total assets                                                       $       779,595        $     693,514
                                                                        ===============        =============


     LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Line of credit                                                     $         5,000        $      17,000
     Debt                                                                       338,779              247,264
     Accounts payable and accrued expenses                                       12,425                8,765
     Deposits and other liabilities                                              10,577                8,853
     Distributions payable                                                       10,053                    -
                                                                        ---------------        -------------

                    Total liabilities                                           376,834              281,882
                                                                        ---------------        -------------


Partners' Capital:
     Preferred Operating Partnership Units ("POP Units"),
         unlimited authorized, 1,325 issued and outstanding
         in 1998 and 1997                                                        35,783               35,783
     Operating Partnership Units ("OP Units"), unlimited
         authorized; 19,238 and 18,946 issued and
         outstanding in 1998 and 1997, respectively
     General partner                                                            325,767              329,380
     Limited partners                                                            46,842               46,469
     Unearned compensation                                                       (5,631)                   -
                                                                        ---------------        -------------

                    Total partners' capital                                     402,761              411,632
                                                                        ---------------        -------------

                    Total liabilities and partners' capital             $       779,595        $     693,514
                                                                        ===============        =============

    The accompanying notes are an integral part of the financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE PERIODS ENDED JUNE 30, 1998 AND 1997



                                                               For the Three Months              For the Six Months
                                                                  Ended June 30,                    Ended June 30,
                                                                1998          1997               1998           1997
                                                             ----------    ----------         ----------      ---------
Revenues:
        Income from property                                $    28,281   $    22,468        $    56,886    $   45,455
        Other income                                              1,543           765              3,294         1,171
                                                            -----------   -----------        -----------    ----------
                Total revenues                                   29,824        23,233             60,180        46,626
                                                            -----------   -----------        -----------    ----------

Expenses:
        Property operating and maintenance                        6,132         5,050             12,551        10,197
        Real estate taxes                                         2,213         1,877              4,380         3,740
        General and administrative                                1,393         1,118              2,709         2,196
        Depreciation and amortization                             6,066         4,956             12,006         9,777
        Interest                                                  6,052         3,354             11,630         6,799
                                                            -----------   -----------        -----------    ----------

                Total expenses                                   21,856        16,355             43,276        32,709
                                                            -----------   -----------        -----------    ----------

Net Income                                                        7,968         6,878             16,904        13,917

Less distribution to Preferred OP Units                             626           626              1,252         1,252
                                                            -----------   -----------        -----------    ----------

Earnings attributable to OP Units                           $     7,342   $     6,252        $    15,652    $   12,665
                                                            ===========   ===========        ===========    ==========

Net income attributed to:
        General Partner                                     $     6,503   $     5,447        $    13,804    $   11,015
        Limited Partners                                            839           805              1,848         1,650
                                                            -----------   -----------        -----------    ----------

                                                            $     7,342   $     6,252        $    15,652    $   12,665
                                                            ===========   ===========        ===========    ==========

Earnings per OP Unit:
        Basic                                               $      0.38   $      0.34        $      0.82    $     0.70
                                                            ===========   ===========        ===========    ==========

        Diluted                                             $      0.38   $      0.34        $      0.81    $     0.69
                                                            ===========   ===========        ===========    ==========

Weighted average OP Units outstanding - basic                    19,051        18,282             19,034        18,144
                                                            ===========   ===========        ===========    ==========

    The accompanying notes are an integral part of the financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                                   1998               1997
                                                                               -------------     --------------
Cash flows from operating activities:
    Earnings attributable to OP Units                                          $      15,652       $     12,665
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Depreciation and amortization costs                                            12,006              9,777
       Gain related to mortgage notes receivable                                        (937)                 -
       Deferred financing costs                                                          300                 77
       Increase in other assets                                                         (918)            (2,402)
       Increase in accounts payable and other liabilities                              6,010              1,670
                                                                               -------------       ------------

               Net cash provided by operating activities                              32,113             21,787
                                                                               -------------       ------------

Cash flows from investing activities:
    Investment in rental properties                                                  (56,032)           (19,318)
    Investment in affiliates                                                         (14,026)            (7,869)
    Proceeds related to notes receivable                                               4,807             (2,600)
                                                                               -------------       ------------

               Net cash used in investing activities                                 (65,251)           (29,787)
                                                                               -------------       ------------

Cash flows from financing activities:
    Distributions                                                                    (18,233)           (16,376)
    Proceeds from borrowings                                                          65,000                  -
    Repayments on borrowings                                                         (12,477)                 -
    Payments for deferred financing costs                                             (2,740)               (51)
    Capital contribution                                                               1,286             16,546
                                                                               -------------       ------------

               Net cash provided by financing activities                              32,836                119
                                                                               -------------       ------------

Net decrease in cash and cash equivalents                                               (302)            (7,881)
Cash and cash equivalents, beginning of period                                         2,198              9,236
                                                                               -------------       ------------

Cash and cash equivalents, end of period                                       $       1,896       $      1,355
                                                                               =============       ============
Supplemental information:
    OP units issued for rental properties                                      $       1,704                  -
    Debt assumed for rental properties                                         $      19,217                  -
    Capitalized lease obligation for rental properties                         $       9,479                  -
    OP units issued as unearned compensation                                   $       5,631                  -

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

   Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the Company's partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. Amounts paid on behalf of Sun by the Company are reflected in the statement of operations as general and administrative expenses. The balance sheet of Sun as of June 30, 1998 is identical to the accompanying Company balance sheet, except as follows:


                                                    As Presented
                                                       Herein                                   Sun Communities, Inc.
                                                    June 30, 1998           Adjustments            June 30, 1998
                                                    -------------           ------------           -------------
                                                                           (in thousands)
       Notes receivable......................       $      18,146           $     (2,600)          $       15,546
                                                    =============           ============           ==============
       Total assets..........................       $     779,595           $     (2,600)          $      776,995
                                                    =============           ============           ==============
       Minority interests....................                   -           $     82,625           $       82,625
                                                                                                   ==============

       Preferred OP Units....................       $      35,783                (35,783)
       OP Units:
           General partner...................             325,767               (325,767)
           Limited partners..................              46,842                (46,842)

       Common stock..........................                                        171           $          171
       Additional paid-in capital............                                    370,895                  370,895
       Officers' notes.......................                                    (11,626)                 (11,626)
       Unearned compensation.................              (5,631)                                         (5,631)
       Distributions in excess of
           accumulated earnings..............                                    (36,273)                 (36,273)
                                                    -------------           ------------           --------------
           Partners' capital/Stockholders'...
               equity........................       $     402,761           $     (2,600)          $      317,536
                                                    =============           ============           ==============

       Total liabilities and partners'
           capital/stockholders' equity......       $     779,595           $     (2,600)          $      776,995
                                                    =============           ============           ==============

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      RENTAL PROPERTY:

       The following summarizes rental property (in thousands):

                                                                                June 30,          December 31,
                                                                                  1998                1997
                                                                              -------------      ---------------
              Land                                                            $      88,585      $        67,677
              Land improvements and buildings                                       661,866              598,699
              Furniture, fixtures, equipment                                         14,198               12,676
              Property under development                                              4,900                5,769
                                                                              -------------      ---------------
                                                                                    769,549              684,821
              Accumulated depreciation                                               61,260               50,084
                                                                              -------------      ---------------

              Rental property, net                                            $     708,289      $       634,737
                                                                              =============      ===============

       Through June 30, 1998, acquisitions have totaled approximately $68.4 million including eight communities and four land parcels comprising approximately 1,800 developed sites and 2,500 sites suitable for development.

3.     NOTES RECEIVABLE:

       Notes receivable consisted of the following (in thousands):

                                                                               June 30,     December 31,
                                                                                1998            1997
                                                                             -----------   --------------

          Mortgage notes receivable with minimum monthly
              interest payments at 7%, maturing June 30,
              2012, collateralized by communities located in
              Dover, DE(a)                                                $    15,546      $     15,093

          Second mortgage and third shared appreciation
              mortgage notes with monthly interest
              payments at an average rate of 17 percent
              and excess interest as defined                                        -             4,176

          10 year note to an officer of the general partner
              bearing interest at LIBOR + 1.75%
              collateralized by 80,000 shares of Sun
              Communities, Inc. common stock with
              substantial personal recourse                                     2,600             2,600
                                                                          -----------      ------------
                                                                          $    18,146      $     21,869
                                                                          ===========      ============

          (a) The stated interest rate is 12%. The excess of the interest rate earned at the stated rate over the pay rate is added to the principal balance and will also accrue interest at the stated rate.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     DEBT:

       The following table sets forth certain information regarding debt (in thousands):

                                                                                   June 30,         December 31,
                                                                                    1998                1997
                                                                                ------------       --------------
             Collateralized term loan, interest at 7.01%,
              due September 9, 2007                                           $      44,661      $        44,889
             Senior notes, interest at 7.375%, due May 1, 2001                       65,000               65,000
             Senior notes, interest at 7.625%, due May 1, 2003                       85,000               85,000
             Senior notes, interest at 6.97%, due December 3, 2007                   35,000               35,000
             Callable/redeemable notes, interest at 6.77%, due
              May 14, 2015, callable/redeemable May 16, 2005                         65,000                    -
             Collateralized lease obligations, interest ranging
              from 6.1% to 6.3%, due March 10, 2001 through
              December 1, 2002                                                       26,680               17,375
             Mortgage note, interest at 8.24%, due April 1, 2006                      7,020                    -
             Mortgage note, interest at 8.0%, due May 1, 2017                         8,305                    -
             Mortgage note, other                                                     2,113                    -
                                                                              -------------      ---------------

                                                                              $     338,779      $       247,264
                                                                              =============      ===============

       The Company had $95 million available to borrow under its line of credit at June 30, 1998. In May 1998, the Company increased its line of credit facility from $75 million to $100 million.

5.     OTHER INCOME:

       The components of other income are as follows for the periods ended June 30, 1998 and 1997 (in thousands):

                                                                           For the Three Months     For the Six Months
                                                                              Ended June 30,           Ended June 30,
                                                                             1998        1997        1998         1997
                                                                            -------     -------     -------      -------
                 Interest                                                $     785    $     426    $   1,250    $     789
                 Gain from mortgage notes receivable                             -            -          937            -
                 Equity earnings - Sun Home Services, Inc.                     520          339          695          382
                 Other, principally brokerage commissions                      238            -          412            -
                                                                         ---------    ---------    ---------    ---------

                                                                         $   1,543    $     765    $   3,294    $   1,171
                                                                         =========    =========    =========    =========

       The gain from mortgage notes receivable results from the repayment of the Company's shared appreciation mortgages on two Canadian communities.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.     EARNINGS PER OP UNIT:

                                                                           For the Three Months        For the Six Months
                                                                               Ended June 30,            Ended June 30,
                                                                           1998           1997         1998         1997
                                                                         ---------      ---------    ---------    ---------
       Earnings used for basic and diluted earnings per
          OP unit computation                                            $   7,342      $   6,252   $   15,652     $ 12,665
                                                                         =========      =========   ==========     ========

       Total units used for basic earnings per OP unit                      19,051         18,282       19,034       18,144
       Dilutive securities, principally stock options                          171            163          182          159
                                                                         ---------      ---------   ----------     --------
       Total shares used for diluted earnings per OP unit
          computation                                                       19,222         18,445      19,216        18,303
                                                                         =========      =========   =========     =========



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

RESULTS OF OPERATIONS
Comparison of the six months ended June 30, 1998 and 1997

For the six months ended June 30, 1998, net income before distribution to Preferred OP Units increased by 21.5 percent from $13.9 million to $16.9 million, when compared to the six months ended June 30, 1997. The increase was due to increased revenues of $13.6 million while expenses increased by $10.6 million.

Income from property increased by $11.4 million from $45.5 million to $56.9 million or 25.1 percent, due to acquisitions ($8.3 million), lease up of manufactured home sites ($1.0 million) and increases in rents and other community revenues ($2.1 million).

Other income increased by $2.1 million from $1.2 million to $3.3 million. $.9 million of the increase was due to a gain from the repayment of the Company's shared appreciation mortgages, $.7 million of the increase relates to the improved results of SHS, including brokerage commissions and the remaining $.5 million of the increase relates to interest income.

Property operating and maintenance increased by $2.3 million from $10.2 million to $12.5 million or 23.1 percent due primarily to acquisitions ($1.8 million).

Real estate taxes increased by $.6 million from $3.8 million to $4.4 million or
17.1 percent due primarily to acquisitions ($.5 million).

General and administrative expenses increased by $.5 million from $2.2 million to $2.7 million or 23.4 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of income from property remained constant at 4.8 percent.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $10.0 million from $30.5 million to $40.5 million or 32.9 percent.

Depreciation and amortization increased by $2.2 million from $9.8 million to $12.0 million or 22.8 percent due primarily to acquisitions.

Interest expense increased by $4.8 million from $6.8 million to $11.6 million or
71.1 percent primarily due to increased average debt outstanding.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 1998 and 1997

For the three months ended June 30, 1998, income before distribution to Preferred OP Units increased by 15.8 percent from $6.9 million to $8.0 million, when compared to the three months ended June 30, 1997. The increase was due to increased revenues of $6.6 million while expenses increased by $5.5 million.

Income from property increased by $5.8 million from $22.5 million to $28.3 million or 25.9 percent, due to acquisitions ($4.3 million), lease up of manufactured home sites ($.5 million) and increases in rents and other community revenues ($1.0 million).

Other income increased by $.8 million from $.7 million to $1.5 million. $.4 million of the increase in other income relates to the improved results of SHS, including brokerage commissions and the remaining $.4 million of the increase relates to interest income.

Property operating and maintenance increased by $1.1 million from $5.0 million to $6.1 million or 21.4 percent due primarily to acquisitions ($.9 million).

Real estate taxes increased by $.3 million from $1.9 million to $2.2 million or
17.9 percent due primarily to acquisitions ($.2 million).

General and administrative expenses increased by $.3 million from $1.1 million to $1.4 million or 24.6 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of income from property declined from 5.0 percent to 4.9 percent.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $4.9 million from $15.2 million to $20.1 million or 32.2 percent due primarily to acquisitions.

Depreciation and amortization increased by $1.1 million from $5.0 million to $6.1 million or 22.4 percent due primarily to acquisitions.

Interest expense increased by $2.7 million from $3.4 million to $6.1 million or
80.4 percent primarily due to increased average debt outstanding.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the six months ended June 30, 1998 and 1997. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1997. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company's interest is in the form of shared appreciation mortgage notes or where the Company is providing financing and managing the properties. Such amounts relate to the total portfolio data and include 923 and 2,070 sites in 1998 and 1997, respectively.

                                                             SAME PROPERTY                   TOTAL PORTFOLIO
                                                        -----------------------        --------------------------
                                                           1998         1997              1998           1997
                                                        ----------   ----------        ----------      ----------
Income from property                                    $   38,511    $    35,802        $    56,886   $    45,455
                                                         ---------    -----------        -----------   -----------
Property operating expenses:
        Property operating and maintenance                   7,004          6,796             12,551        10,197
        Real estate taxes                                    3,360          3,121              4,380         3,740
                                                        ----------    -----------        -----------   -----------
                Property operating expenses                 10,364          9,917             16,931        13,937
                                                        ----------    -----------        -----------   -----------

Property EBITDA                                         $   28,147    $    25,885        $    39,955   $    31,518
                                                        ==========    ===========        ===========   ===========

Number of properties                                            74             74                104            86
Developed sites                                             24,829         24,386             36,800        31,500
Occupied sites                                              23,835         23,074             33,600        29,200
Occupancy %                                                  96.0%(1)       94.6%(1)           96.1%(1)      94.5%(1)
Weighted average monthly rent per site                         264(1)       $ 252(1)            $266(1)       $255(1)
Sites available for development                              2,300          2,565              5,554         3,312
Sites in development                                           678            601              1,512           736

(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property revenues increased by $2.7 million from $35.8 million to $38.5 million, or 7.6 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 761 leased sites at June 30, 1998 compared to June 30, 1997.

Property operating expenses increased by $.5 million from $9.9 million to $10.4 million or 4.5 percent, due to increased occupancies and costs and increases in assessments and millage rates by local taxing authorities. Property EBITDA increased by $2.3 million from $25.9 million to $28.2 million, or 8.7 percent.

Sites available for development in the total portfolio increased by 2,242 from 3,312 to 5,554 primarily in conjunction with land acquisitions for new communities to be developed in Arizona, Michigan, Texas and Nevada.

               SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $.3 million to $1.9 million at June 30, 1998 compared to $2.2 million at December 31, 1997 primarily because cash used in investing activities exceeded cash provided by operating and financing activities.

Net cash provided by operating activities increased by $10.3 million to $32.1 million for the six months ended June 30, 1998 compared to $21.8 million for the same period in 1997. Changes in working capital increased by $5.8 million and net income before depreciation and amortization and gain related to mortgage notes receivable increased by $4.5 million.

Net cash used in investing activities increased by $35.5 million to $65.3 million from $29.8 million primarily due to $36.7 million related to acquisition activities.

Net cash provided by financing activities increased by $32.7 million to $32.8 million for the six months ended June 30, 1998 compared to $.1 million for the same period in 1997. $49.8 million of this increase was due to additional net debt borrowings and deferred financing costs offset by a $15.3 million reduction in the proceeds received from capital contributions.

The Company expects to meet its short term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of debt securities, or general or limited partnership interests. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in both the short and long term. The Company can also meet these short-term and long-term requirements by utilizing its $100 million line of credit which bears interest at LIBOR plus .90% and is due November 1, 1999.

In May 1998, the Company issued $65 million of senior notes which bear interest at 6.77%, mature May 14, 2015, and are callable/redeemable May 16, 2005. Proceeds from this debt issuance were used to repay line of credit borrowings.

At June 30, 1998, the Company's debt to total market capitalization approximated 33.3% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 8.0 years and a weighted average interest rate of 7.2%.

Recurring capital expenditures approximated $2.5 million for the six months ended June 30, 1998, including $.2 million for additional space and related costs at corporate headquarters.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP


PART II


ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                EXHIBIT NO.                       DESCRIPTION

                   27                       Financial Data Schedule



ITEM 6.(B) - REPORTS ON FORM 8-K

The Company filed a Report on Form 8-K, dated May 7, 1998, with the Securities and Exchange Commission on May 14, 1998, related to debt securities.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 1998



                       SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                       BY: Sun Communities, Inc., General Partner

                            BY: /s/       Jeffrey P. Jorissen
                                ------------------------------------------------
                                          Jeffrey P. Jorissen, Chief Financial
                                          Officer and Secretary

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                                  EXHIBIT INDEX





   PAGE                                               FILED             NUMBER
EXHIBIT NO.             DESCRIPTION                  HEREWITH           HEREIN

27                      Financial Data Schedule         X