Form 10-Q
period 1998-09-30
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 1998-11-12
CIK 917224

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


 [X] Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange
     Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                                       OR


 [_] Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                                                            PAGES
                                                                            -----

PART I
------
Item 1.    Financial Statements:

           Consolidated Balance Sheets as of September 30, 1998 and
                   December 31, 1997                                           3

           Consolidated Statements of Income for the Periods
                   Ended September 30, 1998 and 1997                           4

           Consolidated Statements of Cash Flows for the Nine Months
                   Ended September 30, 1998 and 1997                           5

           Notes to Consolidated Financial Statements                        6-9


Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     10-15




PART II
-------

Item 6.(a) Exhibits required by Item 601 of Regulation S-K                    16

Item 6.(b) Reports on Form 8-K                                                16

           Signatures                                                         17


                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                 (IN THOUSANDS)

                                     -------


                                    ASSETS                                     1998                 1997
                                                                        ---------------        -------------

Investment in rental property, net                                      $       714,665        $     634,737
Cash and cash equivalents                                                        12,168                2,198
Investment in affiliates                                                         31,785               16,559
Notes receivable                                                                 18,531               21,869
Other assets                                                                     23,463               18,151
                                                                        ---------------        -------------

                  Total assets                                          $       800,612        $     693,514
                                                                        ===============        =============


     LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Line of credit                                                     $        21,000        $      17,000
     Debt                                                                       339,391              247,264
     Accounts payable and accrued expenses                                       16,166                8,765
     Deposits and other liabilities                                              11,107                8,853
     Distributions payable                                                       10,054                   --
                                                                        ---------------        -------------

                    Total liabilities                                           397,718              281,882
                                                                        ---------------        -------------


Partners' Capital:
     Preferred Operating Partnership Units ("POP Units"),
         unlimited authorized, 1,325 issued and outstanding
         in 1998 and 1997                                                        35,783               35,783
     Operating Partnership Units ("OP Units"), unlimited
         authorized; 19,240 and 18,946 issued and
         outstanding in 1998 and 1997, respectively
     General partner                                                            325,904              329,380
     Limited partners                                                            46,838               46,469
     Unearned compensation                                                       (5,631)                  --
                                                                        ---------------        -------------

                    Total partners' capital                                     402,894              411,632
                                                                        ---------------        -------------

                    Total liabilities and partners' capital             $       800,612        $     693,514
                                                                        ===============        =============

    The accompanying notes are an integral part of the financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

                                     -------



                                                               For the Three Months            For the Nine Months
                                                               Ended September 30,             Ended September 30,
                                                                1998          1997              1998          1997
                                                            -----------   -----------        -----------    ----------
Revenues:
     Income from property                                   $    28,294   $    23,177        $    85,180    $   68,632
     Other income                                                 2,109           940              4,466         2,111
                                                            -----------   -----------        -----------    ----------


                Total revenues                                   30,403        24,117             89,646        70,743
                                                            -----------   -----------        -----------    ----------

Expenses:
     Property operating and maintenance                           6,544         5,423             19,095        15,620
     Real estate taxes                                            2,122         1,838              6,502         5,578
     General and administrative                                   1,417         1,116              4,126         3,312
     Depreciation and amortization                                6,115         5,150             18,121        14,927
     Interest                                                     6,178         3,598             17,808        10,397
                                                            -----------   -----------        -----------    ----------

                Total expenses                                   22,376        17,125             65,652        49,834
                                                            -----------   -----------        -----------    ----------

Income before gain on asset sales                                 8,027         6,992             23,994        20,909
Gain on asset sales                                               2,093            --              3,030            --
                                                            -----------   -----------        -----------    ----------
Net income                                                       10,120         6,992             27,024        20,909

Less distribution to Preferred OP Units                             627           627              1,879         1,879
                                                            -----------   -----------        -----------    ----------

Earnings attributable to OP Units                           $     9,493   $     6,365        $    25,145    $   19,030
                                                            ===========   ===========        ===========    ==========

Net income attributed to:
     General Partner                                        $     8,410   $     5,573        $    22,214    $   16,588
     Limited Partners                                             1,083           792              2,931         2,442
                                                            -----------   -----------        -----------    ----------

                                                            $     9,493   $     6,365        $    25,145    $   19,030
                                                            ===========   ===========        ===========    ==========

Earnings per OP Unit:
     Basic                                                  $      0.50   $      0.34        $      1.32    $     1.04
                                                            ===========   ===========        ===========    ==========
     Diluted                                                $      0.49   $      0.34        $      1.30    $     1.03
                                                            ===========   ===========        ===========    ==========

Weighted average OP Units outstanding - basic                    19,075        18,602             19,048        18,296
                                                            ===========   ===========        ===========    ==========


    The accompanying notes are an integral part of the financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                 (IN THOUSANDS)

                                     -------

                                                                          1998               1997
                                                                     -------------       ------------
Cash flows from operating activities:
    Earnings attributable to OP Units                                $      25,145       $     19,030
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Depreciation and amortization                                        18,121             14,927
       Gain on asset sales                                                  (3,030)                --
       Deferred financing costs                                                491                116
       Increase in other assets                                             (4,355)            (4,599)
       Increase in accounts payable and other liabilities                   10,281              5,025
                                                                     -------------       ------------

               Net cash provided by operating activities                    46,653             34,499
                                                                     -------------       ------------

Cash flows from investing activities:
    Investment in rental properties                                        (80,755)           (42,214)
    Investment in affiliates                                               (15,226)           (12,927)
    Proceeds related to asset sales                                         20,773                 --
    Notes receivable                                                          (674)           (16,342)
                                                                     -------------       ------------

               Net cash used in investing activities                       (75,882)           (71,483)
                                                                     -------------       ------------

Cash flows from financing activities:
    Distributions                                                          (27,660)           (24,982)
    Proceeds from borrowings, including line of credit, net                 69,000             30,000
    Repayments on borrowings                                                  (708)                --
    Payments for deferred financing costs                                   (2,770)            (2,355)
    Capital contribution                                                     1,337             26,815
                                                                     -------------       ------------

               Net cash provided by financing activities                    39,199             29,478
                                                                     -------------       ------------

Net increase (decrease) in cash and cash equivalents                         9,970             (7,506)
Cash and cash equivalents, beginning of period                               2,198              9,236
                                                                     -------------       ------------

Cash and cash equivalents, end of period                             $      12,168       $      1,730
                                                                     =============       ============
Supplemental information:
    OP units issued for rental properties                            $       1,704                 --
    Debt assumed for rental properties                               $      18,356                 --
    Capitalized lease obligation for rental properties               $       9,479                 --
    OP units issued as unearned compensation                         $       5,631                 --



     The accompanying notes are an integral part of the financial statements

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

1. BASIS OF PRESENTATION: These unaudited consolidated financial statements of Sun Communities Operating Limited Partnership, (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1997. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period financial statements to conform with current period presentation.

    Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the Company's partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. Amounts paid on behalf of Sun by the Company are reflected in the statement of operations as general and administrative expenses. The balance sheet of Sun as of September 30, 1998 is identical to the accompanying Company balance sheet, except as follows:



                                            As Presented
                                               Herein                             Sun Communities, Inc.
                                           Sept. 30, 1998        Adjustments         Sept. 30, 1998
                                           --------------       --------------       --------------
                                                                (in thousands)

Notes receivable...........................$       18,531           $   (2,600)      $       15,931
                                           ==============       ==============       ==============
Total assets...............................$      800,612           $   (2,600)      $      798,012
                                           ==============       ==============       ==============
Minority interests ........................            --           $   82,621       $       82,621
                                                                                     ==============

Preferred OP Units.........................$       35,783              (35,783)
OP Units:
   General partner........................        325,904             (325,904)
   Limited partners.......................         46,838              (46,838)

Common stock...............................                                171       $          171
Additional paid-in capital.................                            370,969              370,969
Officers' notes............................                            (11,609)             (11,609)
Unearned compensation......................        (5,631)                                   (5,631)
Distributions in excess of
   accumulated earnings....................                            (36,227)             (36,227)
                                           --------------       --------------       --------------
   Partners' capital/Stockholders'.........
       equity..............................$      402,894       $       (2,600)      $      317,673
                                           ==============       ==============       ==============

       Total liabilities and partners'
           capital/stockholders' equity....$      800,612       $       (2,600)      $      798,012
                                           ==============       ==============       ==============

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------
2.  RENTAL PROPERTY:

    The following summarizes rental property (in thousands):



                                                       September 30,     December 31,
                                                           1998              1997
                                                       -------------     -------------
          Land                                         $      94,166      $     67,677
          Land improvements and buildings                    660,299           598,699
          Furniture, fixtures, equipment                      14,624            12,676
          Property under development                          10,542             5,769
                                                       -------------      ------------
                                                             779,631           684,821
          Accumulated depreciation                            64,966            50,084
                                                       -------------      ------------

          Rental property, net                         $     714,665      $    634,737
                                                       =============      ============


    Through September 30, 1998, acquisitions have totaled approximately $65.6 million for ten communities and $14.1 million for six land parcels comprising approximately 2,100 developed sites and 3,700 sites suitable for development.

3.  NOTES RECEIVABLE:

    Notes receivable consisted of the following (in thousands):


                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                          1998                 1997
                                                                       -------------        ------------
       Mortgage notes receivable with minimum monthly
             interest payments at 7%, maturing June 30,
             2012, collateralized by communities located in
             Dover, DE(a)                                              $      15,931        $     15,093

       Second mortgage and third shared appreciation
             mortgage notes with monthly interest
             payments at an average rate of 17 percent
             and excess interest as defined                                       --               4,176

       10 year note to an officer of the general partner
             bearing interest at LIBOR + 1.75%
             collateralized by 80,000 shares of Sun
             Communities, Inc. common stock with
             substantial personal recourse                                     2,600               2,600
                                                                       --------------       ------------
                                                                       $      18,531        $     21,869
                                                                       ==============       ============


       (a) The stated interest rate is 12%. The excess of the interest rate earned at the stated rate over the pay rate is added to the principal balance and will also accrue interest at the stated rate.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

4.  DEBT:

    The following table sets forth certain information regarding debt (in thousands):

                                                                              September 30,      December 31,
                                                                                  1998              1997
                                                                              -------------      ------------

             Collateralized term loan, interest at 7.01%,
              due September 9, 2007                                           $      44,544      $     44,889
             Senior notes, interest at 7.375%, due May 1, 2001                       65,000            65,000
             Senior notes, interest at 7.625%, due May 1, 2003                       85,000            85,000
             Senior notes, interest at 6.97%, due December 3, 2007                   35,000            35,000
             Callable/redeemable notes, interest at 6.77%, due
              May 14, 2015, callable/redeemable May 16, 2005                         65,000                --
             Collateralized lease obligations, interest ranging
              from 6.1% to 6.3%, due March 10, 2001 through
              December 1, 2002                                                       26,611            17,375
             Mortgage note, interest at 8.24%, due April 1, 2006                      7,004                --
             Mortgage note, interest at 8.0%, due May 1, 2017                         8,257                --
             Mortgage note, other                                                     2,975                --
                                                                              -------------      ------------

                                                                              $     339,391      $    247,264
                                                                              =============      ============


    At September 30, 1998, the Company has Treasury Rate Locks for a total notional amount of $37.5 million and an unrealized loss of $3.6 million for the purpose of hedging against the potential for increased interest expense on anticipated future fixed rate financings. At the present time, the Company anticipates issuing fixed rate securities in 1999 with a maturity of at least five to ten years. Should medium term interest rates increase, the value of the Treasury Rate Locks will increase offsetting a portion of the additional interest expense incurred. Alternatively, should medium term interest rates decrease, the Company will incur costs which should be offset by lower interest expense.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------



5.  OTHER INCOME:

    The components of other income are as follows for the periods ended September 30, 1998 and 1997 (in thousands):



                                                          For the Three Months      For the Nine Months
                                                           Ended September 30,      Ended September 30,
                                                            1998         1997         1998          1997
                                                          ---------    ---------    ---------    ---------
            Interest                                      $   1,062    $     438    $   2,270    $   1,222
            Equity earnings - Sun Home Services, Inc.           786          493        1,480          875
            Other, principally brokerage commissions            261            9          716           14
                                                          ---------    ---------    ---------    ---------

                                                          $   2,109    $     940    $   4,466    $   2,111
                                                          =========    =========    =========    =========



6.  EARNINGS PER OP UNIT:


                                                          For the Three Months      For the Nine Months
                                                          Ended September 30,       Ended September 30,
                                                            1998         1997         1998          1997
                                                          ---------    ---------    ---------    ---------
    Earnings used for basic and diluted earnings per
       OP unit computation                                $   9,493    $   6,365    $  25,145    $  19,030
                                                          =========    =========    =========    =========

    Total units used for basic earnings per OP unit          19,075       18,602       19,048       18,296
    Dilutive securities, principally stock options              140          226          167          181
                                                          ---------    ---------    ---------    ---------
    Total shares used for diluted earnings per OP unit
       computation                                           19,215       18,828       19,215       18,477
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

                                     -------


OVERVIEW
The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto. Capitalized terms are used as defined elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS
Comparison of the nine months ended September 30, 1998 and 1997

For the nine months ended September 30, 1998, income before gain on asset sales and distribution to Preferred OP Units increased by 14.7 percent from $20.9 million to $24.0 million, when compared to the nine months ended September 30, 1997. The increase was due to increased revenues of $18.9 million while expenses increased by $15.8 million.

Income from property increased by $16.6 million from $68.6 million to $85.2 million or 24.1 percent, due to acquisitions ($12.0 million), lease up of manufactured home sites ($1.9 million) and increases in rents and other community revenues ($2.7 million).

Other income increased by $2.4 million from $2.1 million to $4.5 million. $1.3 million of the increase was due to the improved results of SHS, including brokerage commissions and the remaining $1.1 million of the increase relates to interest income.

Property operating and maintenance increased by $3.5 million from $15.6 million to $19.1 million or 22.2 percent due primarily to acquisitions ($2.8 million).

Real estate taxes increased by $.9 million from $5.6 million to $6.5 million or
16.6 percent due primarily to acquisitions ($.7 million).

General and administrative expenses increased by $.8 million from $3.3 million to $4.1 million or 24.6 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of income from property remained constant at 4.8 percent.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $13.7 million from $46.2 million to $59.9 million or 29.6 percent.

Depreciation and amortization increased by $3.2 million from $14.9 million to $18.1 million or 21.4 percent due primarily to acquisitions.

Interest expense increased by $7.4 million from $10.4 million to $17.8 million or 71.3 percent primarily due to increased average debt outstanding.

The $3.0 million gain on asset sales resulted from the disposal of certain assets during the current nine month period.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     -------



RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1998 and 1997

For the three months ended September 30, 1998, income before gain on asset sales and distribution to Preferred OP Units increased by 14.8 percent from $7.0 million to $8.0 million, when compared to the three months ended September 30, 1997. The increase was due to increased revenues of $6.3 million while expenses increased by $5.3 million.

Income from property increased by $5.1 million from $23.2 million to $28.3 million or 22.1 percent, due to acquisitions ($3.7 million), lease up of manufactured home sites ($.9 million) and increases in rents and other community revenues ($1.5 million).

Other income increased by $1.2 million from $.9 million to $2.1 million. $.6 million of the increase in other income relates to the improved results of SHS, including brokerage commissions and the remaining $.6 million of the increase relates to interest income.

Property operating and maintenance increased by $1.1 million from $5.4 million to $6.5 million or 20.7 percent due almost entirely to acquisitions.

Real estate taxes increased by $.3 million from $1.8 million to $2.1 million or
15.5 percent due almost entirely to acquisitions.

General and administrative expenses increased by $.3 million from $1.1 million to $1.4 million or 27.0 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of income from property increased from 4.8 percent to 5.0 percent.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $4.6 million from $15.7 million to $20.3 million or 29.1 percent due primarily to acquisitions.

Depreciation and amortization increased by $1.0 million from $5.1 million to $6.1 million or 18.7 percent due primarily to acquisitions.

Interest expense increased by $2.6 million from $3.6 million to $6.2 million or
71.7 percent primarily due to increased average debt outstanding.

The $2.1 million gain on asset sales results from the disposal of certain assets during the current three month period.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     -------


SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the nine months ended September 30, 1998 and 1997. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1997 and September 30, 1998. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company's interest is in the form of shared appreciation mortgage notes or where the Company is providing financing and managing the properties. Such amounts relate to the total portfolio data and include 923 and 2,040 sites in 1998 and 1997, respectively.

                                                           SAME PROPERTY                  TOTAL PORTFOLIO
                                                       --------------------          ------------------------
                                                          1998        1997              1998            1997
                                                       --------    --------          --------        --------
Income from property                                   $ 56,619    $ 52,555          $ 85,180        $ 68,632
                                                       --------    --------          --------        --------
Property operating expenses:
     Property operating and maintenance                  10,706      10,422            19,095          15,620
     Real estate taxes                                    4,893       4,525             6,502           5,578
                                                       --------    --------          --------        --------
           Property operating expenses                   15,599      14,947            25,597          21,198
                                                       --------    --------          --------        --------

Property EBITDA                                        $ 41,020    $ 37,608          $ 59,583        $ 47,434
                                                       ========    ========          ========        ========

Number of properties                                         72          72               104              95
Developed sites                                          24,593      23,930            36,956          33,326
Occupied sites                                           23,342      22,739            33,484          30,965
Occupancy %                                               94.9%(1)    95.0%(1)          95.2%(1)        95.2%(1)
Weighted average monthly rent per site                 $    265(1) $    253(1)       $    267(1)     $    256(1)
Sites available for development                           1,744       2,405             5,854           3,288
Sites in development                                        374         497             1,220             762


(1)Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property revenues increased by $4.1 million from $52.5 million to $56.6 million, or 7.7 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 603 leased sites at September 30, 1998 compared to September 30, 1997.

Property operating expenses increased by $.7 million from $14.9 million to $15.6 million or 4.4 percent, due to increased occupancies and costs and increases in assessments and millage rates by local taxing authorities. Property EBITDA increased by $3.4 million from $37.6 million to $41.0 million, or 9.1 percent.

Sites available for development in the total portfolio increased by 2,566 from 3,288 to 5,854 primarily in conjunction with land acquisitions for new communities to be developed in Arizona, Michigan, Texas and Nevada.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     -------



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $10.0 million to $12.2 million at September 30, 1998 compared to $2.2 million at December 31, 1997 primarily because cash provided by operating and financing activities exceeded cash used in investing activities.

Net cash provided by operating activities increased by $12.2 million to $46.7 million for the nine months ended September 30, 1998 compared to $34.5 million for the same period in 1997. Net income before depreciation and amortization and gain on asset sales increased by $6.7 million and changes in working capital increased by $5.5 million.

Net cash used in investing activities increased by $4.4 million to $75.9 million from $71.5 million primarily due to an increase of $38.5 million in rental property acquisition activities offset by $20.8 million in proceeds from asset sales and a reduction of $12.9 million used to finance notes receivable.

Net cash provided by financing activities increased by $9.7 million to $39.2 million for the nine months ended September 30, 1998 compared to $29.5 million for the same period in 1997. $37.9 million of this increase was due to additional net debt borrowings, net of deferred financing costs offset by a $25.5 million reduction in the proceeds received from capital contributions and a $2.7 million increase in distributions.

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

At September 30, 1998, the Company's debt to total market capitalization approximated 33.6% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 7.5 years and a weighted average interest rate of 7.1%.

Recurring capital expenditures approximated $4.1 million for the nine months ended September 30, 1998, including $.3 million for additional space and related costs at corporate headquarters.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     -------


OTHER CONTINUED:

Year 2000 Update

The Year 2000 Compliance issue concerns the inability of computerized information systems and non-information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

The Company has discussed its software applications and internal operational programs with its current information systems' vendors and, based on such discussions, believes that such applications and programs will properly recognize calendar dates beginning in the year 2000. The Company is discussing with its material third-party service providers, such as its banks, payroll processor, stock transfer agent and telecommunications provider, their Year 2000 compliance efforts and is assessing what effect their possible non-compliance might have on the Company. In addition, the Company is discussing with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the year 2000 which may affect properties owned or operated by the Company. The Company plans to complete its assessment of Year 2000 compliance by such parties by December 31, 1998. Until such time, the Company cannot estimate any potential adverse impact resulting from the failure of vendors or third-party service providers to address their Year 2000 issues; however, to date, no significant Year 2000 related conditions have been identified.

The Company believes that its expenditures for assessing its Year 2000 issues, though difficult to quantify, to date have not been material because the Company's Year 2000 evaluation has been conducted by its own personnel or by its vendors in connection with their servicing operations. In addition, the Company is not aware of any Year 2000 related conditions that it believes would likely require material expenditures in the future.

Based on its current information, the Company believes that the risk posed by any forseeable Year 2000 related problem with its internal systems and the systems at its properties (including both information and non-information systems) or with its vendors is minimal. Year 2000 related problems with the Company's software applications and internal operational programs or with the electrical or mechanical systems at its properties are unlikely to cause more than minor disruptions in the Company's operations. The Company believes that the risk posed by Year 2000 related problems for certain third-party service providers, such as its banks, payroll processor, stock transfer agent and telecommunications provider is marginally greater, though, based on its current information, the Company does not believe any such problems would have a material effect on its operations. Any Year 2000 related problems at these third-party service providers could delay the processing of financial transactions and the Company's payroll and could disrupt the Company's internal and external communications. At this time, no contingency plans exist, however, the Company anticipates developing contingency plans if, and to the extent, deemed necessary. The Company does plan to seek independent verification or review of its assessment of its Year 2000 issues by

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     -------


OTHER CONTINUED:

Year 2000 Update, Continued

March 31, 1999. Pursuant to the results of the independent review, contingency plans will be developed if, and to the extent deemed necessary.

While the Company believes that it will be Year 2000 compliant by December 31, 1999, there can be no assurance that the Company has been or will be successful in identifying and assessing Year 2000 issues, or that, to the extent identified, the Company's efforts to resolve such issues will be effective such that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, or results of operation.

Safe Harbor Statement

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see the section entitled "Risk Factors" of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 30, 1998 for a list of uncertainties and factors.

Such factors include, but are not limited, to the following: (i) changes in the general economic climate; (ii) increased competition in the geographic areas in which the Company owns and operates manufactured housing communities; (iii) changes in government laws and regulations affecting manufactured housing communities; and (iv) the ability of the Company to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

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

Dated: November 10, 1998



                           SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                           BY: Sun Communities, Inc., General Partner

                               BY: /s/ Jeffrey P. Jorissen
                                   ----------------------------------------
                                       Jeffrey P. Jorissen, Chief Financial
                                       Officer and Secretary

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                                  EXHIBIT INDEX





  PAGE                                                FILED             NUMBER
EXHIBIT NO.        DESCRIPTION                       HEREWITH           HEREIN
-----------        -----------                       --------           ------

27                 Financial Data Schedule              X