Form 10-K
period 1998-12-31
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 1999-03-17
CIK 917224

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                       [ ]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                        --

         As of March 5, 1999, the aggregate market value of the Registrant's partnership units held by non-affiliates of the Registrant was approximately $61,883,848 based on the closing sales price of Sun Communities, Inc. (into which the partnership units are convertible on a one-for-one basis) on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude partnership units owned by directors and officers of Sun Communities, Inc., some of whom may not be held to be affiliates upon judicial determination.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the definitive Proxy Statement to be filed by Sun Communities, Inc. for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Company"), owns, operates and finances manufactured housing communities concentrated in the midwestern and southeastern United States. Sun Communities, Inc., a Maryland corporation and the sole general partner of the Company ("General Partner"), is a fully integrated real estate company which, together with its affiliates and predecessors, has been in the business of acquiring, operating and expanding manufactured housing communities since 1975. At December 31, 1998, the Company, in conjunction with its subsidiary, Sun Communities Finance Limited Partnership, a Michigan limited partnership (the "Financing Partnership"), owned and managed a portfolio of 102 developed properties located in fourteen states (the "Properties"), including 91 manufactured housing communities, 5 recreational vehicle communities and 6 properties containing both manufactured housing and recreational vehicle sites. At December 31, 1998, the Properties contained an aggregate of 31,512 developed manufactured home sites, approximately 2,500 manufactured home sites suitable for development and approximately 5,100 recreational vehicle sites. In order to enhance property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation ("Home Services" or "SHS"), actively markets and sells new and used manufactured homes for placement in the Properties.

         The General Partner made an election to be taxed as a REIT for federal income tax purposes commencing with the calendar year beginning January 1, 1994, and is self-administered and self-managed.

         The Company's executive and principal property management office is located at 31700 Middlebelt Road, Suite 145, Farmington Hills, Michigan 48334 and its telephone number is (248) 932-3100. The Company has regional property management offices located in Indianapolis, Indiana, Orlando, Florida and Austin, Texas. The Company employed 552 people as of December 31, 1998.

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

PROPERTY MANAGEMENT

         The Company's property management strategy emphasizes intensive, hands-on management by dedicated, on-site community managers. The Company believes that this on-site focus enables it to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the Company's 552 employees, 492 are located on-site as property managers, support staff, or maintenance personnel.

         The Company's community managers are overseen by Brian W. Fannon, Senior Vice President and Chief Operating Officer of the General Partner, who has 29 years of property management experience, two Senior Vice Presidents, four Regional Vice Presidents and twelve Regional Property Managers. In addition, the Regional Property Managers are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections.

         Each community manager performs regular inspections in order to continually monitor the property's physical condition and provides managers with the opportunity to understand and effectively address tenant concerns. In addition to a community manager, each property has an on-site maintenance person and management support staff. The Company holds periodic training sessions for all property management personnel to ensure that management policies are implemented effectively and professionally.

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

         Rent Control Legislation. State and local rent control laws in certain jurisdictions limit the Company's ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. The Company presently expects to continue to operate manufactured housing community properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, 27 of the Properties are located in Florida, which has enacted a law which provides that a majority of tenants in a manufactured housing community may require that a proposed increase in site rental rates, reduction in services or utilities or change in the community's rules and regulations be submitted for formal mediation or arbitration if they believe that the proposal is unreasonable.

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

ITEM 2.  PROPERTIES

         General. At December 31, 1998, the Properties consisted of 91 manufactured housing communities, 5 recreational vehicle communities and 6 properties containing both manufactured housing and recreational vehicle sites concentrated in fourteen states in the midwestern and southeastern United States. At December 31, 1998, the Properties contained 31,512 developed manufactured home sites, approximately 2,500 manufactured home sites suitable for development and approximately 5,100 recreational vehicle sites. In addition, at December 31, 1998, the Company owned nine undeveloped properties on which the Company plans to develop approximately 4,400 manufactured home sites. Most of the Properties include amenities oriented towards family and retirement living. Of the 102 Properties, 47 have more than 300 developed manufactured home sites, with the largest having 913 developed manufactured home sites.

         The Properties had an aggregate occupancy rate of 94.2% as of December 31, 1998, excluding recreational vehicle sites. Since January 1, 1998, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 3% and an average annual turnover of residents (where the home is sold and remains within the community, typically without interruption of rental income) of approximately 8%.

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

         The Company has sought to concentrate its communities within certain geographic areas in order to achieve economies of scale in management and operation. Except for five Properties located in Texas and one property located in each of Colorado, Nevada and Oregon, the Properties are located in the midwestern and southeastern United States. The Company has identified Florida as a key market in which to expand its existing operations in the southeast because of Florida's stable tenant base, relatively low cost of living and attractive acquisition opportunities. Additionally, the Company's midwestern operations serve as a source of prospective tenants for the Florida Properties, which are generally oriented towards retirement living. Because the Company believes that geographic diversification will help insulate the portfolio from regional economic influences, the Company is also interested in acquiring properties in the western United States.

         The following table sets forth certain information relating to the Properties owned as of December 31, 1998:


                                     DEVELOPED       OCCUPANCY     OCCUPANCY      OCCUPANCY
                                    SITES AS OF        AS OF         AS OF          AS OF
PROPERTY AND LOCATION              12/31/98 (1)    12/31/96 (1)   12/31/97(1)    12/31/98(1)
---------------------              ------------    ------------   -----------    -----------

MIDWEST
  MICHIGAN
Allendale                               352             97%          80%(2)          82%
  Allendale, MI
Alpine                                  381             99%            99%           99 %
  Grand Rapids, MI
Bedford Hills                           339             94%            98%           100%
  Battle Creek, MI
Brentwood                               197             99%           99%            98%
  Kentwood, MI
Byron Center                            143             97%           100%           99%
  Byron Center, MI
Candlewick Court                        211             99%           98%           100%
  Owosso, MI
College Park Estates                    230             99%           99%            99%
  Canton, MI
Continental Estates                     385             93%           92%            93%
  Davison, MI
Continental North                       474             95%           96%          70%(2)
  Davison, MI
Country Acres                           182             98%           96%            99%
  Cadillac, MI
Country Meadows                         577             99%          96%(2)         100%
  Flat Rock, MI
Countryside Village                     359             96%           96%            97%
  Perry, MI
Creekwood (3)                           238             ---           98%            86%
  Burton, MI
Cutler Estates                          281             98%            98%           98%
  Grand Rapids, MI
Davison East                            190             99%           97%            97%
  Davison, MI
Fisherman's Cove                        162             97%           97%            98%
  Flint, MI
Grand                                   311             98%            99%           96%
  Grand Rapids, MI
Hamlin                                  146            100%            98%           99%
  Webberville, MI
Kensington Meadows                      289           67% (6)        77%(2)          80%
  Lansing, MI
Kings Court                             639           92% (6)        95%(2)          98%
  Traverse City, MI
Lafayette Place                         254             (5)           (5)            97%
  Metro Detroit, MI
 Lincoln Estates                        191             97%           100%           99%
  Holland, MI
Maple Grove Estates                     46             100%           98%           100%
  Dorr, MI
Meadow Lake Estates                     425            100%           100%          100%
  White Lake, MI
Meadowbrook Estates                     453            100%           100%          100%
  Monroe, MI
Meadowstream Village                    159             99%           99%            97%
  Sodus, MI
Parkwood                                249             97%           98%            99%
  Grand Blanc, MI
Presidential                            364             98%          92%(2)          99%
  Hudsonville, MI


                                     DEVELOPED       OCCUPANCY     OCCUPANCY      OCCUPANCY
                                    SITES AS OF        AS OF         AS OF          AS OF
PROPERTY AND LOCATION              12/31/98 (1)    12/31/96 (1)   12/31/97(1)    12/31/98(1)
---------------------              ------------    ------------   -----------    -----------

Richmond Place (8)                      117             (5)           (5)            98%
  Metro Detroit, MI
Scio Farms                              913             99%           100%          100%
  Ann Arbor, MI
Sherman Oaks                            366             99%           98%            99%
  Jackson, MI
St. Clair Place (8)                     100             (5)           (5)            99%
  Metro Detroit, MI
Timberline Estates                      296            100%           100%          98 %
  Grand Rapids, MI
Town & Country                          192            100%            99%           99%
  Traverse City, MI
White Lake                              268             (4)           97%            99%
  White Lake, MI
White Oak Estates                       422             (4)           97%          88%(2)
  Mt. Morris, MI
Windham Estates                         189             (5)           (5)          59%(2)
  Jackson, MI
Woodhaven Place (8)                     220             (5)           (5)           100%
  Metro Detroit, MI
Village Trails                          61              (5)           (5)            82%
  Howard City, MI                       --              ---           ---            ---
Michigan Total                        11,371            98%           97%            95%
                                      ======            ===           ===            ===
  INDIANA
Brookside Village                       521             99%          84%(2)        84%(2)
  Goshen, IN
Carrington Pointe                       320             (4)           76%          55%(2)
  Ft. Wayne, IN
Clear Water Village                     227             97%          94%(2)          96%
  South Bend, IN
Cobus Green                             386             98%           98%            99%
  Elkhart, IN
Holiday Village                         326             99%           98%            99%
  Elkhart, IN
Liberty Farms                           220           92% (2)         100%          100%
  Valparaiso, IN
Maplewood                               207             99%           97%            98%
  Lawrence, IN
Meadows                                 330             98%           99%            98%
  Nappanee, IN
Pine Hills                              128             96%           94%            92%
  Middlebury, IN
Timberbrook                             567           88% (2)         97%            98%
  Bristol, IN
Valleybrook                             799             98%            98%           98%
  Indianapolis, IN
West Glen Village                       552             99%           99%           100%
  Indianapolis, IN
Woodlake                                225             (5)           (5)            93%
  Ft. Wayne, IN
Woods Edge                              509             99%           98%            84%
  West Lafayette, IN                    ---             ---           ---      -     ---

Indiana Total                          5,317            97%           94%            93%
                                       =====            ===           ===            ===
OTHER
Autumn Ridge                            413             98%           99%            97%
  Ankeny, IA
Boulder Ridge                           362             ---          18%(6)        82%(2)
  Pflugerville, TX
Branch Creek Estates                    392           94% (6)         99%            99%
  Austin, TX
Candlelight                             309             95%           99%            98%
  Chicago Heights, IL


                                     DEVELOPED       OCCUPANCY     OCCUPANCY      OCCUPANCY
                                    SITES AS OF        AS OF         AS OF          AS OF
PROPERTY AND LOCATION              12/31/98 (1)    12/31/96 (1)   12/31/97(1)    12/31/98(1)
---------------------              ------------    ------------   -----------    -----------


Casa del Valle (9)                      114             (4)           96%           100%
  Alamo, TX
Catalina Community                      462             99%           97%            98%
  Middletown, OH
Chisholm Point Estates                  410           83% (2)          98%           99%
  Pflugerville, TX
Douglas                                 202             95%           96%            96%
  Atlanta, GA
Edwardsville                            634             93%          90%(2)          95%
  Edwardsville, KS
Flagview                                200             98%           100%           98%
  Atlanta, GA
Oakwood Village                         284             (5)           (5)           100%
  Dayton, Ohio
Paradise                                277             98%           100%           97%
  Chicago Heights, IL
Pine Ridge                              245             98%           99%            98%
 Petersburg, VA
Pin Oak Parc                            508             99%          96%(2)        79%(2)
  O'Fallon, MO
Snow to Sun (9)                         176             (4)           98%            99%
  Weslaco, TX
Southfork                               476             (4)           98%            95%
  Belton, MO
Sun Villa Estates                       324             (5)           (5)           100%
  Reno, NV
Timber Ridge                            581            100%           100%           99%
  Ft. Collins, CO
Willowbrook (8)                         266             (4)           97%            98%
  Toledo, OH
Woodland Park Estates                   399             (5)           (5)           100%
  Eugene, OR
Woodside Terrace (8)                    439             (4)           98%            99%
  Holland, OH
Worthington Arms                        224            100%           99%            99%
  Delaware, OH                          ---            ----           ---            ---
Other Total                            7,697            96%           96%            96%
                                       =====            ===           ===            ===
SOUTHEAST
  FLORIDA
Arbor Terrace                           (7)             ---           ---            ---
  Bradenton, FL
Ariana Village                          209           78% (6)         79%            82%
  Lakeland, FL
Bonita Lake                             (7)             ---           ---            ---
  Bonita Springs, FL
Breezy Hill (9)                         169             99%            94%           97%
  Pompano Beach, FL
Chain O'Lakes                           308             95%            95%           92%
  Grand Island, FL
Elmwood Mobile Home Park                100             (4)           100%          100%
  Daytona Beach, FL
Gold Coaster (9)                        250             (4)           100%          100%
  Florida City, FL
Golden Lakes                            426             92%           94%            94%
  Plant City, FL
Groves RV Resort                        (7)             ---           ---            ---
  Lee County, FL
Holly Forrest Estates                   402             (4)           100%          100%
  Holly Hill, FL
Indian Creek (9)                        353            100%           100%          100%
  Ft. Myers Beach, FL



                                     DEVELOPED       OCCUPANCY     OCCUPANCY      OCCUPANCY
                                    SITES AS OF        AS OF         AS OF          AS OF
PROPERTY AND LOCATION              12/31/98 (1)    12/31/96 (1)   12/31/97(1)    12/31/98(1)
---------------------              ------------    ------------   -----------    -----------

Island Lakes                            301            100%            99%          100%
  Merritt Island, FL
Kings Lake                              245           66% (6)          76%           82%
  Debary, FL
Kings Pointe                            229           48% (6)         52%            53%
  Winter Haven, FL
Kissimmee Gardens                       239            100%           100%          100%
  Kissimmee, FL
Lake Juliana                            293           57% (6)         59%            63%
  Auburndale, FL
Lake San Marino                         (7)             ---           ---            ---
  Naples, FL
Leesburg Landing                        96            54% (6)          50%           59%
  Lake County, FL
Meadowbrook Village                     257             97%           100%           99%
  Tampa, FL
Orange Tree                             246           83% (6)         89%            92%
  Orange City, FL
Royal Country                           864             99%           99%            99%
  Miami, FL
Saddle Oak Club                         376            100%           99%            99%
  Ocala, FL
Siesta Bay                              (7)             ---           ---            ---
  Ft. Myers Beach, FL
Silver Star                             426             96%           95%            93%
  Orlando, FL
Tallowwood                              270             63%           68%            71%
  Coconut Creek, FL
Water Oak Country Club Estates          744            100%           100%          100%
  Lady Lake, FL
Whispering Palm (9)                     324             96%           92%            92%
  Sebastian, FL                         ---             ---           ---            ---
Florida Total                          7,127            93%           92%            92%
                                       =====            ===           ===            ===
     TOTAL/AVERAGE                    31,512            95%           95%          94.2%
                                      ======            ===           ===          =====




(1) Excludes approximately 5,100 recreational vehicle sites owned at December 31, 1998.

(2) Occupancy in these Properties reflects the recent development of sites which are in their initial lease-up phase.

(3) This Property is owned by a joint venture in which the Operating Partnership has a 50% interest.

(4)  Acquired in 1997.

(5)  Acquired in 1998.

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

ITEM 3.  LEGAL PROCEEDINGS

          The Company is involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         There is no established public market for any class of the Company's equity securities. On March 5, 1999, 20,102,845 partnership units of the Company were held by 95 holders of record.

         The General Partner's Common Stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993 under the symbol "SUI." On March 5, 1999, the closing sales price of the Common Stock was $32.25 and the Common Stock was held by approximately 1,213 holders of record. The following table sets forth the high and low closing sales prices per share for the Common Stock for the periods indicated as reported by the NYSE and the distributions paid by the General Partner with respect to each such period (the Company paid equivalent distributions per partnership unit to its partners during such periods).



                                                                                  High           Low       Distribution
                                                                                  ----           ---       ------------
           FISCAL YEAR ENDED DECEMBER 31, 1997
              First Quarter of 1997..........................................     33 5/8        31 1/2         .47
              Second Quarter of 1997.........................................     34 3/4        30 1/2         .47
              Third Quarter of 1997..........................................     37 7/8        33 9/16        .47
              Fourth Quarter of 1997.........................................     36 9/16       33 7/8         .47

           FISCAL YEAR ENDED DECEMBER 31, 1998
              First Quarter of 1998..........................................     361/4         333/4          .49
              Second Quarter of 1998.........................................     35            32 3/8         .49
              Third Quarter of 1998..........................................     34             301/2         .49
              Fourth Quarter of 1998.........................................     34 13/16       311/2         .49

RECENT SALES OF UNREGISTERED SECURITIES

         In 1996, the Company issued an aggregate of 1,496,942 units ("OP Units") to certain sellers in exchange for property. In 1997, the Company issued an aggregate of 38,021 OP Units to certain sellers in exchange for property. In 1998, the Company issued an aggregate of 90,704 OP Units to certain sellers in exchange for property. On December 15, 1998, the Company issued an aggregate of 679,025 OP Units to certain officers, directors and consultants of the General Partner and its subsidiaries for a purchase price of $31.75 per OP Unit.

         In 1996, the General Partner issued an aggregate of 2,917 shares of Common Stock upon conversion of an aggregate of 2,917 OP Units. In 1997, the General Partner issued an aggregate of 41,621 shares of Common Stock upon conversion of an aggregate of 41,621 OP Units. In 1998, the General Partner issued an aggregate of 312,870 shares of Common Stock upon conversion of an aggregate of 312,870 OP Units. On June 5, 1998, the General Partner issued, as compensation, an aggregate of 165,000 shares of Common Stock to certain of its officers, which shares are restricted by the terms of certain Restricted Stock Award Agreements. On December 15, 1998, the General Partner issued an aggregate of 122,600 shares of Common Stock to certain employees and consultants of the General Partner and its subsidiaries for a purchase price of $31.75 per share.

         All of the above OP Units and shares of Common Stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

ITEM 6.           SELECTED FINANCIAL DATA



                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP


                                                                   YEAR ENDED DECEMBER 31, (2)
                                             ---------------------------------------------------------------------
                                                  1998            1997           1996        1995           1994
                                               -----------    -----------    -----------  -----------    ----------
OPERATING DATA:                                         (IN THOUSANDS EXCEPT OTHER DATA AND PROPERTY DATA)

Revenues:
     Income from property......................$   114,346    $    93,188    $    71,312  $    44,048    $   30,461
     Income from affiliates....................      4,415          1,518            506          325           432
     Other income..............................      1,827          1,535          1,381          739         1,450
                                               -----------    -----------    -----------  -----------    ----------
             Total revenues....................    120,588         96,241         73,199       45,112        32,343
                                               -----------    -----------    -----------  -----------    ----------
Expenses:
     Property operating and maintenance........     25,647         21,111         15,970        9,838         7,404
     Real estate taxes.........................      8,728          7,481          5,654        2,981         2,167
     Property management.......................      2,269          1,903          1,246          937           908
     General and administrative................      3,339          2,617          2,212        1,598         1,097
     Depreciation and amortization.............     24,961         20,668         14,887        9,747         6,949
     Interest..................................     24,245         14,534         11,277        6,420         4,894
                                               -----------    -----------    -----------  -----------    ----------
             Total expenses....................     89,189         68,314         51,246       31,521        23,419
                                               -----------    -----------    -----------  -----------    ----------
Income before other, net and
     extraordinary item........................     31,399         27,927         21,953       13,591         8,924
Other, net   ..................................        655             --             --           --            --
Extraordinary item, early extinguishment
     of debt ..................................         --             --         (6,896)          --            --
                                               -----------    -----------    -----------  -----------    ----------
Net income   ..................................     32,054         27,927         15,057       13,591         8,924
Less distribution to Preferred OP Units........      2,505          2,505          1,670           --            --
                                               -----------    -----------    -----------  -----------    ----------
Earnings attributable to OP Units..............$    29,549    $    25,422    $    13,387  $    13,591    $    8,924
                                               ===========    ===========    ===========  ===========    ==========
Earnings attributed to:
     General Partner...........................$    26,096    $    22,255    $    11,704  $    11,661    $    7,786
     Limited Partners..........................      3,453          3,167          1,683        1,930         1,138
                                               -----------    -----------    -----------  -----------    ----------
                                               $    29,549    $    25,422    $    13,387  $    13,591    $    8,924
                                               ===========    ===========    ===========   ==========    ==========

Earnings per OP Unit:
     Basic   ..................................$      1.55    $      1.38    $       .85  $      1.19    $     1.05
                                               ===========    ===========    ===========  ===========    ==========
     Diluted ..................................$      1.53    $      1.37    $       .85  $      1.19    $     1.04
                                               ===========    ===========    ===========  ===========    ==========

Weighted average OP Units outstanding..........     19,101         18,444         15,646       11,420         8,535
                                               ===========    ===========    ===========  ===========    ==========

Distribution per OP Unit (1)...................$      1.94    $     1.865    $      1.81  $     1.335    $     1.78
                                               ===========    ===========    ===========  ===========    ==========
OTHER DATA:
     Total properties (at end of period)(3)....        104             99             83           54            46
     Total sites (at end of period)(3).........     37,566         35,936         30,026       18,145        14,318
BALANCE SHEET DATA:
     Rental property, before accumulated
       depreciation............................$   803,152    $   684,821    $   588,813  $   326,613    $  257,030
     Total assets..............................$   824,039    $   693,514    $   585,056  $   325,104    $  267,370
     Total debt................................$   365,164    $   264,264    $   185,000  $   107,055    $   62,931
     Partners' capital.........................$   434,187    $   411,632    $   383,215  $   209,475    $  195,680



(1) The distribution of $.445 per OP Unit for the fourth quarter of 1995 was declared and paid in January 1996, and accordingly is not included in the $1.335.

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

RESULTS OF OPERATIONS

Comparison of year ended December 31, 1998 to year ended December 31, 1997

         For the year ended December 31, 1998, income before other, net increased by $3.5 million from $27.9 million to $31.4 million, when compared to the year ended December 31, 1997. The increase was due to increased revenues of $24.3 million while expenses increased by $20.9 million.

         Income from property increased by $21.1 million from $93.2 million to $114.3 million due primarily to the acquisition of 10 communities comprising approximately 2,100 developed sites during 1998 and 14 communities comprising approximately 5,200 developed sites during 1997.

         Income from affiliates increased by $2.9 million to $4.4 million from $1.5 million due to increased sales of homes by Sun Home Services, Inc. ("SHS") and interest income earned on advances to Bingham Financial Services Corporation ("BFSC").

         Property operating and maintenance expenses increased by $4.5 million from $21.1 million to $25.6 million due primarily to the acquired communities.

         Real estate taxes increased by $1.2 million from $7.5 million to $8.7 million due primarily to the acquired communities.

         Property management expenses increased by $.4 million from $1.9 million to $2.3 million representing 2.0 percent of income from property in 1998 and 1997.

         General and administrative expenses increased by $.7 million from $2.6 million to $3.3 million due primarily to additional staff and facilities as a result of the Company's growth.

         Interest expense increased by $9.7 million from $14.5 million to $24.2 million due primarily to investments in rental property. Included in interest is amortization of deferred finance costs of $.7 million and $.2 million in 1998 and 1997, respectively.

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $17.5 million from $63.1 million to $80.6 million. EBITDA as a percent of revenues was 66.8% compared to 65.6% in 1997.

         Depreciation and amortization expense increased by $4.3 million from $20.7 million to $25.0 million due primarily to the acquisition of communities in 1998 and 1997.

         Included in other, net of $.6 million are $1.5 million in net gains on asset sales offset by $.9 million related to an unsuccessful portfolio acquisition.

Comparison of year ended December 31, 1997 to year ended December 31, 1996

         For the year ended December 31, 1997, income before other, net and extraordinary item increased by $5.9 million from $22.0 million to $27.9 million, when compared to the year ended

December 31, 1996. The increase was due to increased revenues of $23.0 million while expenses increased by $17.1 million.

         Income from property increased by $21.9 million from $71.3 million to $93.2 million due primarily to the acquisition and financing of 14 communities comprising approximately 5,200 developed sites during 1997 and 29 communities comprising in excess of 11,300 developed sites during 1996.

         Income from affiliates increased by $1.0 million to $1.5 million from $.5 million due to increased sales of homes by SHS and interest income earned on advances to BFSC.

         Property operating and maintenance expenses increased by $5.1 million from $16.0 million to $21.1 million due primarily to the acquired communities.

         Real estate taxes increased by $1.8 million from $5.7 million to $7.5 million due primarily to the acquired communities.

         Property management expenses increased by $.7 million to $1.9 million from $1.2 million representing 2.0 percent and 1.7 percent of income from property in 1997 and 1996, respectively.

         General and administrative expenses increased by $.4 million from $2.2 million to $2.6 million due primarily to additional staff and facilities as a result of the Company's growth.

         Interest expense increased by $3.2 million from $11.3 million to $14.5 million due primarily to $150 million Senior Notes which were issued May 1, 1996. Included in interest is amortization of deferred finance costs of $.2 million in 1997 and 1996.

         EBITDA increased by $15.0 million from $48.1 million to $63.1 million. EBITDA as a percent of revenues was 65.6% compared to 65.7% in 1996.

         Depreciation and amortization expense increased by $5.8 million from $14.9 million to $20.7 million due primarily to the acquisition of communities in 1997 and 1996.

SAME PROPERTY INFORMATION

         The following table reflects property-level financial information as of and for the years ended December 31, 1998 and 1997. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1997. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company's interest is in the form of shared appreciation notes or where the Company is providing financing and managing the properties. Such amounts relate to 766 sites in 1998 and 1,873 sites in 1997.






                                                     SAME PROPERTY                           TOTAL PORTFOLIO
                                              ---------------------------           ------------------------------
                                                1998              1997                 1998                  1997
                                                ----              ----                 ----                  ----
                                                     (in thousands)                          (in thousands)

Income from property                          $ 75,954           $ 70,580            $114,346             $ 93,188
                                              --------           --------            --------             --------

Property operating expenses:
        Property operating and maintenance      14,223             13,927              25,647               21,111
        Real estate taxes                        6,573              5,987               8,728                7,481
                                              --------           --------            --------             --------
                Property operating expenses     20,796             19,914              34,375               28,592
                                              --------           --------            --------             --------

Property EBITDA                               $ 55,158           $ 50,666            $ 79,971             $ 64,596
                                              ========           ========            ========             ========



Number of properties                                72                 72                 104                   99
Developed sites                                 24,979             24,164              37,566               35,936
Occupied sites                                  23,482             22,907              34,644               33,415
Occupancy %                                       94.0% (1)          94.7% (1)           94.3% (1)            95.0% (1)
Weighted average monthly rent per site        $    266  (1)      $    254  (1)       $    267  (1)        $    255  (1)
Sites available for development                  1,316              2,142               6,924                3,641
Sites under development                            145                542               2,019                  904


        (1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

        On a same property basis, property revenues increased by $5.4 million from $70.6 million to $76.0 million, or 7.6 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass throughs. Also contributing to revenue growth was the increase of 575 leased sites at December 31, 1998 compared to December 31, 1997.

        Property operating expenses increased by $.9 million from $19.9 million to $20.8 million, or 4.4 percent, due to increased occupancies and costs and increases in assessments and millage by local taxing authorities. Property EBITDA increased by $4.5 million from $50.7 million to $55.2 million, or 8.9 percent.

LIQUIDITY SOURCES AND REQUIREMENTS

        Net cash provided by operating activities increased by $12.4 million from $40.2 million to $52.6 million for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This increase was due primarily to a $7.8 million increase in income before depreciation and amortization and other, net and a $6.3 million increase in accounts payable and other liabilities offset by a $2.1 million increase in other assets.

        Net cash used in investing activities decreased by $1.8 million from $107.7 million to $105.9 million for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This was due to a $7.7 million reduction of cash used for notes receivable and investment in and advances to affiliates offset by a $5.9 million increase in investment in rental properties, net of proceeds from asset sales.

        Net cash provided by financing activities increased by $.2 million from $60.5 million to $60.7 million for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This increase was due to a $12.8 million increase in proceeds from net borrowings including payments for deferred financing costs, offset by an increase of $3.3 million in distributions and a $9.2 million reduction in capital contributions.

        The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of debt securities, or general or limited partnership interests. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in both the short and long-term. The Company can also meet these short-term and long-term requirements by utilizing its $100 million line of credit which bears interest at LIBOR plus .90% and is due November 1, 1999.

        At December 31, 1998, the Company's debt to total market capitalization approximated 32.4% (assuming conversion of all Preferred OP Units), with a weighted average maturity of approximately 6.1 years and a weighted average interest rate of 7.07%.

        Capital expenditures for 1998 included recurring capital expenditures of $5.3 million including $.4 million for additional space and related costs at corporate headquarters and revenue producing capital expenditures of $.9 million which principally consisted of water metering programs.

RATIO OF EARNINGS TO FIXED CHARGES

        The Company's ratio of earnings to fixed charges for the years ended December 31, 1998, 1997, and 1996 was 2.04:1, 2.40:1, and 2.49:1 respectively.

INFLATION

        Most of the leases allow for periodic rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease expires. Such types of leases generally minimize the risk of inflation to the Company.

SAFE HARBOR STATEMENT

        This Form 10-K contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see the section entitled "Risk Factors" of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 16, 1999 for a list of uncertainties and factors.

        Such factors include, but are not limited to, the following: (i) changes in the general economic climate; (ii) increased competition in the geographic areas in which the Company owns and operates manufactured housing communities; (iii) changes in government laws and regulations affecting manufactured housing communities; and (iv) the ability of the Company to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

YEAR 2000 UPDATE

         The Year 2000 ("Y2K") issue concerns the inability of computerized information systems and non-information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations.

         In 1997, the Company implemented a corporate-wide Y2K program to minimize any such disruption caused by the failures of its own internal systems or those of its business supply chain. In the first phase of the project, the Company reviewed its inventory of computer hardware and software, and other devices with embedded microprocessors. The Company also discussed its software applications and internal operational programs with its current information systems' vendors. Finally, in this assessment phase, key members of the business supply chain were contacted and interviewed regarding their awareness of the Y2K problem and the status of their own Y2K project. The first phase was completed on schedule during 1998 and all key members of the Company's business supply chain reported that they were aware of the Y2K problem and were in the process of readying for the Y2K issue.

         In the second phase of the project, all systems found to be Y2K non-compliant were upgraded, fixed, replaced and tested. The second phase was also completed on schedule in December 1998. The Company believes that as a result of this Implementation/Testing phase, its applications and programs will properly recognize calendar dates beginning in the year 2000. The Company plans to continue monitoring Y2K communications from its software vendors and anticipates that some vendors will recommend further patches/upgrades and testing.

         In the third and final phase of the Y2K program, the Company is surveying its material third-party service providers, such as its banks, payroll processor, stock transfer agent and telecommunications provider. The purpose of the survey is to follow-up on the status of their Y2K compliance efforts and assess what effect their possible non-compliance might have on the Company. In addition, the Company is discussing with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to Y2K which may affect properties owned or operated by the Company. The Company plans to complete its assessment of Y2K compliance by such parties by April 30, 1999. Until such time, the Company cannot estimate any potential adverse impact resulting from the failure of vendors or third-party service providers to address their Y2K issues; however, to date, no significant Y2K related conditions have been identified.

         Expenditures for assessing the Company's Y2K issues have not been material because the evaluation has been conducted by its own personnel or by its vendors in connection with their servicing operations. The Company has contracted a consultant for $25,000 to assess the methodology of its Y2K program. The Company plans to remedy any exceptions found during this review process and deemed as material by the Company by June 30, 1999.

         Based on its current information, the Company believes that the risk posed by any foreseeable Y2K related problem with its internal systems and the systems at its properties (including both information and non-information systems) or with its vendors is minimal. Y2K related problems with the Company's software applications and internal operational programs or with the electrical or mechanical systems at its properties are unlikely to cause more than minor disruptions in the Company's operations. The Company believes that the risk posed by Y2K related problems for certain third-party service providers is marginally greater, though, based on its current information, the Company does not believe any such problems would have a material effect on its operations. Any Y2K related problems at these third-party service providers could delay the processing of financial transactions or payroll and could disrupt the Company's internal and external communications.

         While the Company believes that it will be Y2K capable by December 31, 1999, there can be no assurance that the Company has been or will be successful in identifying and assessing Y2K issues, or that, to the extent identified, the Company's efforts to resolve such issues will be effective such that Y2K issues will not have a material adverse effect on the Company's business, financial condition, or results of operation.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement will be adopted effective January 1, 2000. The Company has not yet determined the impact of SFAS 133 on the earnings and financial position of the Company.

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

     The following table presents FFO for each of the quarters during 1998, 1997 and 1996:



     Quarters Ended                                                  1998              1997              1996
     ---------------------------------------------------------------------------------------------------------

     March 31                                                    $   13,271        $   11,204       $    6,201
     June 30                                                         13,366            11,178            8,960
     September 30                                                    13,473            11,485            9,652
     December 31                                                     13,577            12,081           10,282
                                                                 ----------        ----------       ----------
                                                                 $   53,687        $   45,948       $   35,095
                                                                 ==========        ==========       ==========


     For the year ended December 31,                                   1998              1997              1996
     ----------------------------------------------------------------------------------------------------------
     Weighted average
         OP Units used for basic FFO per share                       19,101            18,444           15,646
     Dilutive securities:
         Stock options and other                                        176               187               87
         Convertible preferred OP Units                               1,210             1,224              883
                                                                 ----------        ----------       ----------
     Weighted average OP
         Units used for diluted FFO per share                        20,487            19,855           16,616
                                                                 ==========        ==========       ==========


         Diluted FFO per unit reflects the potential dilution that would occur if securities were exercised or converted into OP Units. For purposes of calculating diluted FFO per OP Unit, $2,505, $2,505 and $1,670 would be added to FFO in 1998, 1997 and 1996, respectively.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company's principle market risk exposure is interest rate risk.
The Company's exposure to market risk for changes in interest rates relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a falling interest rate environment and its variable rate line of credit. The Company primarily enters into debt obligations to support general corporate purposes including acquisitions, capital improvements and working capital needs. The Company has used interest rate hedge agreements to hedge against rising interest rates in anticipation of refinancing or new debt issuance. Information relating to quantitative and qualitative disclosure about market risk as it relates to hedging transactions is described in Note 5 "Debt" to the Company's Consolidated Financial Statements and is incorporated herein by reference.

        The table below presents principal, interest and related weighted average interest rates by year of maturity (in thousands):

                                                                                    Cash Flows
                                      ----------------------------------------------------------------------------------------------
                                      1999        2000       2001        2002     2003        Thereafter    Total         Fair Value
                                      ----        ----       ----        ----     ----        ----------    -----         ----------
Debt (all fixed rate except line
       of credit)
Unsecured debt
     Principal                        $    --     $    --    $65,000     $    --     $85,000     $100,000     $250,000     $250,000
     Interest                         $18,115     $18,115    $14,919     $13,321     $ 9,000     $ 59,624     $133,094
     Average interest rate               7.25%       7.25%      7.22%       7.20%       7.01%        6.80%        7.02%

Mortgage notes
     Principal amortization           $ 1,355     $ 1,370    $ 1,416     $ 1,153     $ 1,037      $56,290      $62,622     $ 62,622
     Interest                         $ 4,499     $ 4,456    $ 4,372     $ 4,294     $ 4,209      $16,511      $38,291
     Average interest rate               7.27%       7.32%      7.33%       7.33%       7.34%        7.34%        7.32%

Capitalized lease obligations
     Principal                        $   357        $457     $9,776     $15,952       _____        _____      $26,542     $ 26,542
     Interest                         $ 1,627      $1,602     $1,132      $  915       _____        _____       $5,276
     Average interest rate               6.17%       6.17%      6.10%      6.09%       _____        _____         6.14%

Line of Credit
     Principal                        $26,000                                                                  $26,000     $ 26,000
     Interest                         $ 1,847                                                                   $1,847
     Average interest rate               6.74%                                                                    6.74%



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data are filed herewith under
Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in the Company's independent public accountants during the past two fiscal years.

                                    PART III

         The General Partner is the sole general partner of the Company and, therefore, the information required by ITEMS 10, 11, 12 AND 13 will be included in the General Partner's proxy statement for its 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

         None.

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                              PAGES

Report of Independent Accountants.............................................................................F-2


Financial Statements:

   Consolidated Balance Sheet as of December 31, 1998 and 1997................................................F-3

   Consolidated Statement of Income
          for the Years Ended December 31, 1998, 1997 and 1996................................................F-4

   Consolidated Statement of Partners' Capital for the Years
          Ended December 31, 1998, 1997 and 1996..............................................................F-5

   Consolidated Statement of Cash Flows for the
          Years Ended December 31, 1998, 1997 and 1996........................................................F-6

   Notes to Consolidated Financial Statements..........................................................F-7 - F-13


Schedule III - Real Estate and Accumulated Depreciation...............................................F-14 - F-18

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Sun Communities
Operating Limited Partnership:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, partners' capital and of cash flows present fairly, in all material respects, the financial position of Sun Communities Operating Limited Partnership (the "Company") at December 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Detroit, Michigan
February 12, 1999

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1998 AND 1997
(AMOUNTS IN THOUSANDS)




                                         ASSETS                                   1998            1997
                                                                               ---------       ---------

Investment in rental property, net                                               $ 732,212    $ 634,737
Cash and cash equivalents                                                            9,646        2,198
Investments in and advances to affiliates                                           26,355       16,559
Notes receivable                                                                    29,285       21,869
Other assets                                                                        26,541       18,151
                                                                                 ---------    ---------

               Total assets                                                      $ 824,039    $ 693,514
                                                                                 =========    =========


                            LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Line of credit                                                               $  26,000    $  17,000
    Debt                                                                           339,164      247,264
    Accounts payable and accrued expenses                                           12,637        8,765
    Deposits and other liabilities                                                  12,051        8,853
                                                                                 ---------    ---------
                                                                                   389,852      281,882
                                                                                 ---------    ---------

Partners' Capital:
    Preferred Operating Partnership Units
         ("POP Units"), unlimited authorized, 1,325
         issued and outstanding in 1998 and 1997                                    35,783       35,783

    Operating Partnership ("OP Units") unlimited authorized, 20,072 and 18,946 issued and outstanding in 1998 and 1997, respectively
          General partner                                                          348,266      329,380
          Limited partners                                                          55,440       46,469
    Unearned Compensation                                                           (5,302)          --
                                                                                 ---------    ---------
               Total partners' capital                                             434,187      411,632
                                                                                 ---------    ---------

               Total liabilities and partners' capital                           $ 824,039    $ 693,514
                                                                                 =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(AMOUNTS IN THOUSANDS EXCEPT FOR PER UNIT DATA)




                                                                                           1998              1997            1996
                                                                                        ----------        ---------       ----------
REVENUES
    Income from property................................................................$   114,346       $  93,188      $   71,312
    Income from affiliates..............................................................      4,415           1,518             506
    Other income, principally interest..................................................      1,827           1,535           1,381
                                                                                        -----------       ---------       ---------

       Total revenues...................................................................    120,588          96,241          73,199
                                                                                        -----------       ---------       ---------

EXPENSES
    Property operating and maintenance..................................................     25,647          21,111          15,970
    Real estate taxes...................................................................      8,728           7,481           5,654
    Property management.................................................................      2,269           1,903           1,246
    General and administrative..........................................................      3,339           2,617           2,212
    Depreciation and amortization.......................................................     24,961          20,668          14,887
    Interest............................................................................     24,245          14,534          11,277
                                                                                        -----------       ---------       ---------

       Total expenses...................................................................     89,189          68,314          51,246
                                                                                        -----------       ---------       ---------

Income before other, net and extraordinary item.........................................     31,399          27,927          21,953
Other, net..............................................................................        655              --              --
Extraordinary item, early extinguishment of debt........................................         --              --          (6,896)
                                                                                        -----------       ---------       ----------

Net income..............................................................................     32,054          27,927          15,057

Less distribution to Preferred OP Units.................................................      2,505           2,505           1,670
                                                                                        -----------       ---------      ----------

Earnings attributable to OP Units.......................................................$    29,549       $  25,422      $   13,387
                                                                                        ===========       =========      ==========
Earnings attributed to:
       General Partner..................................................................$    26,096       $  22,255      $   11,704
       Limited Partners.................................................................      3,453           3,167           1,683
                                                                                        -----------       ---------      ----------

                                                                                        $    29,549       $  25,422      $   13,387
                                                                                        ===========       =========      ==========
Basic earnings per OP Unit:
       Income before extraordinary item.................................................$      1.55       $    1.38      $     1.35
       Extraordinary item...............................................................         --              --             .50
                                                                                        -----------       ---------       ---------

                                                                                        $      1.55       $    1.38       $     .85
                                                                                        ===========       =========      ==========
Weighted average OP Units outstanding...................................................     19,101          18,444          15,646
                                                                                        ===========       =========      ==========
Diluted earnings per OP Unit:
       Income before extraordinary item.................................................$      1.53       $    1.37       $    1.35
       Extraordinary item...............................................................         --              --             .50
                                                                                        -----------       ---------      ----------

                                                                                        $      1.53       $    1.37       $     .85
                                                                                        ===========       =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(AMOUNTS IN THOUSANDS EXCEPT FOR PER UNIT DATA)





                                                                                                                  UNEARNED
                                                            GENERAL PARTNER           LIMITED PARTNERS        COMPENSATION
                                                            ---------------           ----------------        ------------
Balance, January 1, 1996                                       $      177,593           $    31,882

Issuance of POP and OP Units for rental property                                             17,654
Net contributions                                                     132,975
Net income                                                             11,704                 1,683
Distributions declared of $1.81 per OP Unit                           (22,643)               (3,416)
Reclassification and conversion of limited partnership
    interests                                                           1,303                (1,303)
                                                               --------------           ------------
Balance, December 31, 1996                                            300,932                46,500

Issuance of OP Units for rental property                                                         19
Net contributions                                                      36,724
Net income                                                             22,255                 3,167
Distributions declared of $1.865 per OP Unit                          (29,548)               (4,200)
Reclassification and conversion of limited partnership
    interests                                                            (983)                  983
                                                               --------------           -----------
Balance, December 31, 1997                                            329,380                46,469

Issuance of OP Units                                                                         23,808
Net contributions                                                      11,587
Net income                                                             26,096                 3,453
Distributions declared of $1.94 per OP Unit                           (32,777)               (4,310)
Reclassification and conversion of limited partnership
    interests                                                          13,980               (13,980)
Issuance of General Partner's restricted common
    stock awards, net                                                      --                    --           $        (5,302)
                                                               --------------           -----------           ---------------
Balance, December 31, 1998                                     $      348,266           $    55,440           $        (5,302)
                                                               ==============           ===========           ===============




The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(AMOUNTS IN THOUSANDS)


                                                                                        1998               1997          1996
                                                                                   --------------     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income........................................................................$    29,549       $    25,422     $    13,387
  Adjustments to reconcile net income to
         cash provided by operating activities:
      Other, net....................................................................       (655)               --              --
      Extraordinary item, net of prepayment penalties...............................         --                --           1,390
      Depreciation and amortization costs...........................................     24,961            20,668          14,887
      Amortization of deferred financing costs......................................        681               235             236
      Increase in other assets......................................................     (9,019)           (6,919)         (2,659)
      Increase in accounts payable and
         other liabilities..........................................................      7,070               796           8,173
                                                                                    -----------       -----------     -----------
      Net cash provided by operating activities.....................................     52,587            40,202          35,414
                                                                                    -----------       -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in rental properties...................................................   (105,268)          (78,552)        (78,722)
  Proceeds related to asset sales...................................................     20,773                --              --
  Investment in notes receivable....................................................    (11,592)          (17,693)             --
  Investment in and advances to affiliates..........................................     (9,796)          (11,456)          1,804
                                                                                    -----------       -----------     -----------
      Net cash used in investing activities.........................................   (105,883)         (107,701)        (76,918)
                                                                                    -----------       -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions.............................................................     27,560            36,724         132,975
  Borrowings (repayments) on line of credit, net....................................      9,000            17,000         (37,300)
  Proceeds from notes payable and other debt........................................     65,000            45,000         185,000
  Repayments on notes payable and other debt........................................       (935)             (189)       (203,814)
  Payments for deferred financing costs.............................................     (2,794)           (4,326)           (277)
  Distributions.....................................................................    (37,087)          (33,748)        (25,965)
                                                                                    -----------       -----------     -----------
      Net cash provided by financing activities.....................................     60,744            60,461          50,619
                                                                                    -----------       -----------     -----------
  Net increase (decrease) in cash and cash equivalents..............................      7,448            (7,038)          9,115
  Cash and cash equivalents, beginning of year......................................      2,198             9,236             121
                                                                                    -----------       -----------     -----------
  Cash and cash equivalents, end of year............................................$     9,646       $     2,198     $     9,236
                                                                                    ===========       ===========     ===========

SUPPLEMENTAL INFORMATION
  Cash paid for interest including capitalized amounts of $787,
         $645 and $380 in 1998, 1997 and 1996, respectively.........................$    23,517       $    14,742     $     9,958
  Noncash investing and financing activities:
      Rental properties and other assets acquired through
         issuance of OP and POP Units...............................................      2,204                --          53,437
      Debt assumed for rental properties and other..................................     18,356                --         134,059
      Capitalized lease obligations for rental properties and other ................      9,479            17,453              --
      Restricted common stock issued as unearned
         compensation by the general partner........................................      5,631                --              --



The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

1.   BASIS OF PRESENTATION:

     Sun Communities Operating Limited Partnership (the "Company") owns and operates or finances manufactured housing community properties. Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the operating partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. Amounts paid on behalf of Sun by the Company are reflected in the statement of income as general and administrative expenses. The balance sheet of Sun as of December 31, 1998 is identical to the accompanying Company balance sheet, except as follows:

                                                                   (AMOUNTS IN THOUSANDS)
                                          -----------------------------------------------------------------------
                                            AS PRESENTED
                                               HEREIN                                      SUN COMMUNITIES, INC.
                                          DECEMBER 31, 1998           ADJUSTMENTS            DECEMBER 31, 1998
                                          -----------------           -----------         -----------------------

Notes receivable .......................   $  29,285                $  (2,600)               $  26,685
                                           =========                =========                =========

Total assets ...........................   $ 824,039                $  (2,600)               $ 821,439
                                           =========                =========                =========

Minority interests .....................          --                $  91,223                $  91,223
                                                                                             =========

Preferred OP Units .....................   $  35,783                  (35,783)
General partner ........................     348,266                 (348,266)
Limited partners .......................      55,440                  (55,440)
Common stock ...........................                                  172                $    172
Additional paid-in capital .............                              389,448                 389,448
Unearned compensation ..................      (5,302)                      --                  (5,302)
Distributions in excess of accumulated
     earnings ..........................                              (32,345)                (32,345)
Officers' notes ........................                              (11,609)                (11,609)
                                           ---------                ---------                ---------
     Partners' capital/Stockholders'
          equity .......................   $ 434,187                $  (2,600)               $ 340,364
                                           =========                =========                =========
Total liabilities and partners' capital/
     Stockholders' equity ..............   $ 824,039                $  (2,600)               $ 821,439
                                           =========                =========                =========



2.   SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES:

     A. BUSINESS: The Company and its subsidiaries own and operate or finance 104 manufactured housing communities located in 15 states concentrated principally in the Midwest and Southeast comprising approximately 37,500 developed sites and approximately 6,900 sites suitable for development.

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

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1998, 1997 AND 1996

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

         Also included in these financial statements are 1.3 million Preferred OP Units ("POP Units") issued at $27 per unit bearing an annual cumulative distribution of 7% and are redeemable at par in June, 2002. The POP Units are convertible one-for-one into OP Units based upon the current trading price of Sun's common stock up to $31.50 per unit. At prices above $31.50 per unit, the POP Units are convertible into OP Units based on a formula the numerator of which is $31.50 plus 25 percent of unit price appreciation above $36 per unit. The denominator is the then unit price. Had conversion occurred at Sun's December 31, 1998 stock price of $34.81, the 1.325 million POP Units would have converted into 1.2 million OP Units.

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

     E. INVESTMENTS IN AND ADVANCES TO AFFILIATES: Sun Home Services ("SHS") provides home sales and other services to current and prospective tenants. The Company owns 100 percent of the outstanding preferred stock of SHS, is entitled to 95 percent of the operating cash flow, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by three officers of the Company who are entitled to receive 5 percent of the operating cash flow.

         Bingham Financial Services, Corp. ("BFSC") is a specialty finance company whose primary business activities include the financing of manufactured homes and all aspects of commercial real estate mortgage banking, including originating, underwriting, placing, securitizing and servicing commercial real estate loans. The Company owns 25,000 shares of the common stock of BFSC (less than 2% of the issued and outstanding shares of common stock of BFSC) and the Company owns warrants to purchase 680,000 shares of common stock of BFSC exercisable at prices ranging from $10 to $14 per share from 2001 through 2018. The market price of BFSC stock at December 31, 1998 was $14.50. Interest earned on advances to BFSC is included in income from affiliates.

     F. REVENUE RECOGNITION: Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants range from month-to-month to twelve years and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by statute.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1998, 1997 AND 1996


2.   SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES, CONTINUED:

     G. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying value of financial instruments which includes cash and cash investments, mortgages and notes receivable and debt approximates fair value.

     H. TAXES: As a partnership, the Company does not pay federal or state income taxes.

     I. CASH FLOW HEDGES: The Company periodically enters into hedge transactions utilizing Treasury securities to lock-in the basic interest cost of financing acquisitions. The gain or loss on such hedges is amortized as an adjustment to interest expense over the term of the related financing.

     J. RECLASSIFICATIONS: Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 financial statement presentation. Such reclassifications have no effect on operations as originally presented.



3.   RENTAL PROPERTY (AMOUNTS IN THOUSANDS):


                                                                                               AT DECEMBER 31
                                                                                          -------------------------
                                                                                             1998            1997
                                                                                             ----            ----

Land.....................................................................................   $  98,441    $  67,677
Land improvements and buildings .........................................................     679,755      598,699
Furniture, fixtures, equipment ..........................................................      15,209       12,676
Property under development ..............................................................       9,747        5,769
                                                                                            ---------    ---------
                                                                                              803,152      684,821
     Less accumulated depreciation ......................................................     (70,940)     (50,084)
                                                                                            ---------    ---------
                                                                                            $ 732,212    $ 634,737
                                                                                            =========    =========


     Land improvements and buildings consist primarily of infrastructure, roads, landscaping, and clubhouses, maintenance buildings and amenities. Included in rental property at December 31, 1998 and 1997 are net carrying amounts related to capitalized leases of $29.8 million and $18.4 million, respectively.

     During 1998, the Company acquired 10 manufactured housing communities comprising 2,100 developed sites and 1,000 sites suitable for development for $65.5 million and 8 development communities comprising 3,650 sites for $20.1 million. During 1997, the Company acquired 12 manufactured housing communities comprising 4,250 developed sites and 425 sites suitable for development for $69.8 million. These transactions have been accounted for as purchases, and the statements of income include the operations of the acquired communities from the dates of their respective acquisitions. In conjunction with a prior year acquisition, the Company is obligated to issue $11.1 million of OP Units over the expected lease-up of the community through 2009 based on the per unit price of the OP Units on each annual date.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1998, 1997 AND 1996

4.   NOTES RECEIVABLE:

     Notes receivable consisted of the following (amounts in thousands):


                                                                                               AT  DECEMBER 31
                                                                                           -----------------------
                                                                                           1998                1997
                                                                                           ----                ----
Mortgage notes receivable with minimum monthly interest payments at 7%, maturing June 30, 2012, collateralized by manufactured
      housing/recreational
      vehicle communities located in Dover, DE (a)                                        $15,093             $15,093

Mortgage note receivable, bears interest at 9%
      maturing July 1, 1999, collateralized by
      land in Harris County, Texas                                                          4,400                  --

Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate
      and maturity of 10% and 22 years, respectively. (b)                                   5,339                  --

Notes receivable, other, various interest rates ranging from 6% to 9.5%
      or prime + 1.5%, various
      maturity dates through December 31, 2003                                              1,853               4,176

10 year note to an officer of the general partner bearing interest at LIBOR + 1.75%, with a minimum and maximum interest rate of 6%
     and 9%, respectively, collateralized by 80,000 shares of Sun's common
     stock with personal liability up to $1.3 million                                       2,600               2,600
                                                                                          -------             -------
                                                                                          $29,285             $21,869
                                                                                          =======             =======


         (a) The stated interest rate is 12%. The excess of the interest earned at the stated rate over the pay rate is recognized upon receipt of payment.
         (b) Loans purchased from BFSC in December 1998 with BFSC retaining full recourse.


     At December 31, 1997, notes receivable, other included shared appreciation mortgage notes of $4.2 million which were received in 1998 resulting in a gain of $.9 million included in other, net.

5. DEBT (AMOUNTS IN THOUSANDS):

                                                                                                     AT DECEMBER 31
                                                                                              -----------------------------
                                                                                                1998                1997
                                                                                              ---------          ----------
     Collateralized term loan, interest at 7.01%, due September 9, 2007...................... $  44,425          $   44,889
     Senior notes, interest at 7.375%, due May 1, 2001.......................................    65,000              65,000
     Senior notes, interest at 7.625%, due May 1, 2003.......................................    85,000              85,000
     Senior notes, interest at 6.97%, due December 3, 2007...................................    35,000              35,000
     Callable/redeemable notes, interest at 6.77%, due May 14, 2015,
          callable/redeemable May 16, 2005...................................................    65,000                  --
     Capitalized lease obligations, interest ranging from 6.1% to
          6.3%, due March 2001 through December 2002.........................................    26,542              17,375
     Mortgage notes, other...................................................................    18,197                  --
                                                                                              ---------          ----------
                                                                                              $ 339,164          $  247,264
                                                                                              =========          ==========

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1998, 1997 AND 1996

5.   DEBT CONTINUED:

     The Company has a $100 million unsecured line of credit at LIBOR plus .90% maturing in November, 1999, of which $74 million was available at December 31, 1998. The average interest rate of outstanding borrowings at December 31, 1998 was 6.30%.

     The term loan is collateralized by 7 communities comprising approximately 3,400 sites. Annual payments under capitalized lease obligations range from $1.3 million to $1.4 million during their terms. The extraordinary item of $6.9 million in 1996 results from the early extinguishment of debt and includes prepayment penalties and related deferred financing costs.

     At December 31, 1998, the Company has Treasury Rate Locks for a total notional amount of $52.8 million and an unrealized loss of $1.5 million for the purpose of hedging against the potential for increased interest expense on anticipated future fixed rate financings. At the present time, the Company anticipates issuing fixed rate securities in 1999 with a maturity of at least five to ten years. Should medium term interest rates increase, the value of the Treasury Rate Locks will increase offsetting a portion of the additional interest expense incurred. Alternatively, should medium term interest rates decrease, the Company will incur costs which would be offset by lower interest expense.

     At December 31, 1998, the maturities of debt, excluding the line of credit, during the next five years were approximately as follows: 1999 - $1.7 million; 2000 - $1.8 million; 2001 - $76.2 million; 2002 $17.1 million; and
     2003 - $86.0 million.


6. SUN'S STOCK OPTIONS:

         Data pertaining to Sun's stock option plans are as follows:


                                                                            1998                1997                1996
                                                                        -----------          ----------          ----------
         Options outstanding, January 1..............................       965,900             767,434             301,167
         Options granted.............................................       162,500             262,000             482,950
             Option price..........................................   $33.75-$34.13          $27-$34.91     $26.625-$28.637
         Options exercised...........................................        66,800              61,033              16,683
             Option price............................................    $20-$33.75          $20-$28.64         $20-$23.125
         Options forfeited...........................................         6,000               2,501                  --
             Option price..........................................   $33.75-$34.91     $24.88 - $28.64                  --
         Options outstanding, December 31............................     1,055,600(a)          965,900             767,434
             Option price............................................    $20-$35.39          $20-$35.39         $20-$28.637
         Options exercisable, December 31............................       601,410(a)          482,651             392,949


         (a) There are 278,900 and 274,066 options outstanding and exercisable, respectively, which range from $20.00 - $27.99 with a weighted average life of 6.0 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $22.82 and $22.74, respectively. There are 776,700 and 327,344 options outstanding and exercisable, respectively, which range from $28.00 - $35.99 with a weighted average life of 6.3 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $30.93 and $29.38, respectively.

         Sun's stock option plans provide for up to 1.6 million shares/units of common stock/partnership interests that may be granted to directors, executive officers and other key employees of Sun or the Company. At December 31, 1998, 171,000 shares/units of common stock/partnership interests were available for the granting of options. Options are granted at fair market value and generally vest over a two-year period and may be exercised for 10 years after date of grant. In addition, the Company established a Long-Term Incentive Plan for its nonexecutive

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1998, 1997 AND 1996

6.   SUN'S STOCK OPTIONS CONTINUED:

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

     The Company has opted to measure compensation cost utilizing the intrinsic value method. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for options granted in:

                                                                                               1998            1997        1996
                                                                                            ---------       ---------    ---------

Estimated fair value per share/unit of options granted during year......................$         2.43   $    2.82   $    1.94

Assumptions:
     Annualized dividend yield ..........................................................         7.0%        7.1%        6.9%
     Common stock/partnership interest price volatility .................................        15.9%       15.6%       15.1%
     Risk-free rate of return ...........................................................         5.4%        6.7%        6.2%
     Expected option term (in years) ....................................................           4           7           8


If compensation cost for stock option grants had been recognized based on the fair value at the grant date, this would have resulted in net income of $29.3 million, $25.0 million and $13.2 million and net income per OP Unit of $1.53, $1.36 and $.84 in 1998, 1997 and 1996 respectively.


7.   PARTNERS CAPITAL:

     In June 1998, the Company's general partner issued stock awards of 165,00 restricted shares to executive officers which are being amortized over their 10 year vesting period.

     In December 1998, the Company and its general partner issued common stock and OP units aggregating $25.5 million to directors, employees and consultants. The purchase was financed by personal bank loans guaranteed by the Company.


8. EARNINGS PER OP UNIT (AMOUNTS IN THOUSANDS):


                                                        1998         1997         1996
                                                    -----------   -----------  ---------
Earnings used for basic and diluted earnings per
    OP Unit computation                                $29,549     $25,422     $13,387
                                                       =======     =======     =======

Total units used for basic earnings per OP Unit         19,101      18,444      15,646
Dilutive securities:
    Sun's stock options                                    175         187          87
                                                       -------     -------     -------
Total shares used for diluted earnings per OP Unit
    computation                                         19,276      18,631      15,733
                                                       =======     =======     =======


     Diluted earnings per OP Unit reflect the potential dilution that would occur if securities were exercised or converted into OP Units. Convertible POP Units are excluded from the computations as their inclusion would have an anti-dilutive effect on earnings per OP Unit in 1998, 1997 and 1996.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1998, 1997 AND 1996



9.   QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following unaudited quarterly amounts are in thousands, except for per unit amounts:


                                                                       FIRST            SECOND              THIRD          FOURTH
                                                                      QUARTER           QUARTER            QUARTER         QUARTER
                                                                     MARCH 31            JUNE 30          SEPT. 30         DEC. 31
                                                                     --------            -------          --------         -------
    1998
    Total revenues..................................................$    29,419       $    29,824       $    30,403      $   30,942
    Operating income (a)............................................$    19,517       $    20,086       $    20,320      $   20,682
    Income before other, net........................................$     7,999       $     7,968       $     8,027      $    7,405
    Other, net (b)..................................................$       937       $        --       $     2,093      $   (2,375)
    Earnings attributable to OP Units...............................$     8,310       $     7,342       $     9,493      $    4,404
    Weighted average OP Units.......................................     19,017            19,051            19,075          19,261
    Earnings per OP Unit............................................$       .44       $       .38       $       .50      $      .23


                                                                        FIRST             SECOND            THIRD           FOURTH
                                                                       QUARTER            QUARTER          QUARTER          QUARTER
                                                                      MARCH 31            JUNE 30         SEPT. 30          DEC. 31
                                                                      --------            -------         --------          -------
    1997
    Total revenues..................................................$    23,393       $    23,233       $    24,117      $   25,498
    Operating income (a)............................................$    15,305       $    15,188       $    15,740      $   16,896
    Earnings attributable to OP Units...............................$     6,413       $     6,252       $     6,365      $    6,392
    Weighted average OP Units.......................................     18,005            18,282            18,602          18,885
    Earnings per OP Unit............................................$      0.36       $      0.34       $      0.34      $     0.34


(a) Operating income is defined as total revenues less property operating and maintenance expense, real estate tax expense, property management and general and administrative expenses. Operating income is a measure of the performance of the operations of the properties before the effects of depreciation, amortization and interest expense. Operating income is not necessarily an indication of the performance of the Company or a measure of liquidity.

(b) Other, net consists of gains on asset sales in the first and third quarters of 1998, and fourth quarter write-offs relating to a pending asset sale and an unsuccessful portfolio acquisition.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                      SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1998
(AMOUNTS IN THOUSANDS)


                                                                                                        COST CAPITALIZED
                                                                                                          SUBSEQUENT TO
                                                                                                           ACQUISITION
                                                                           INITIAL COST             ------------------------
                                                                            TO COMPANY                    IMPROVEMENTS
                                                                      ----------------------        ------------------------

                                                                                     BUILDING                       BUILDING
                                                                                       AND                            AND
PROPERTY NAME                    LOCATION            ENCUMBRANCE          LAND       FIXTURES           LAND        FIXTURES
-------------                    --------            -----------          ----       --------           ----        --------

(A)
---
Allendale                       Allendale, MI                 -       $     393    $    3,684              -       $   2.773
Alpine                          Grand Rapids, MI              -             729         6,692              -             694
Arbor Terrace                   Bradenton, FL                 -             481         4,410              -             118
Ariana Village                  Lakeland, FL                  -             240         2,195              -             320
Autumn Ridge                    Ankeny, IO                    -             890         8,054              -             496
Bedford Hills                   Battle Creek, MI             (1)          1,265        11,562              -             170
Bonita Lake                     Bonita Springs, FL            -             285         2,641              -              56
Boulder Ridge                   Pflugerville, TX              -           1,000           500      $     518           6,335
Branch Creek                    Austin, TX                    -             796         3,716              -           4,057
Breezy Hill                     Pompano Beach, FL             -           1,778        16,085              -             101
Brentwood                       Kentwood, MI                  -             385         3,592              -              94
Brookside Village               Goshen, IN                    -             260         1,080            386           5,595
Byron Center                    Byron Center, MI              -             257         2,402             -4              75
Candlelight Village             Chicago Heights, IL           -             600         5,623              -             245
Candlewick Court                Owosso, MI                    -             125         1,900            132             836
Carrington Pointe               Ft. Wayne, IN                 -           1,076         3,632              -           1,391
Casa Del Valle                  Alamo, TX                     -             246         2,316              -             216
Catalina                        Middletown, OH                -             653         5,858              -             295
Cave Creek                      Evans, CO                     -           2,170             -              -              39
Chain O=Lakes                   Grand Island, FL              -             551         5,003              -             135
Chisholm Point                  Pflugerville, TX              -             609         5,286              -           1,339
Clearwater Village              South Bend, IN                -              80         1,270             61           1,608
Cobus Green                     Elkhart, IN                   -             762         7,037              -             418
College Park Estates            Canton, MI                    -              75           800            174           4,354
Continental Estates             Davison, MI                   -           1,625        16,581            150           1,997
Country Acres                   Cadillac, MI                  -             380         3,495              -              82
Country Meadows                 Flat Rock, MI                 -             924         7,583            296           7,941
Countryside Village             Perry, MI                    (1)            275         3,920            185           1,586





                                   GROSS AMOUNT
                                    CARRIED AT
                                 DECEMBER 31, 1998
                            --------------------------

                                               BUILDING                                              DATE OF
                                                 AND                              ACCUMULATED     CONSTRUCTION (C)
PROPERTY NAME                    LAND          FIXTURES            TOTAL         DEPRECIATION      ACQUISITION (A)
-------------                    ----          --------            -----         ------------      -----------

(A)
---
Allendale                    $    393       $     6,457         $   6,850        $     421           1996(A)
Alpine                            729             7,386             8,115              617           1996(A)
Arbor Terrace                     481             4,528             5,009              392           1996(A)
Ariana Village                    240             2,515             2,755              376           1994(A)
Autumn Ridge                      890             8,550             9,440              704           1996(A)
Bedford Hills                   1,265            11,732            12,997            1,004           1996(A)
Bonita Lake                       285             2,697             2,982              232           1996(A)
Boulder Ridge                   1,518             6,835             8,353              186           1998(C)
Branch Creek                      796             7,773             8,569              566           1995(A)
Breezy Hill                     1,778            14,686(3)        16,464             1,401           1996(A)
Brentwood                         385             3,686             4,071              324           1996(A)
Brookside Village                 646             6,675             7,321              752           1985(A)
Byron Center                      253             2,477             2,730              221           1996(A)
Candlelight Village               600             5,868             6,468              505           1996(A)
Candlewick Court                  257             2,736             2,993              463           1985(A)
Carrington Pointe               1,076             5,023             6,099              218           1997(A)
Casa Del Valle                    246             2,532             2,778              133           1997(A)
Catalina                          653             6,153             6,806            1,073           1993(A)
Cave Creek                      2,170                39             2,209                0           1998(A)
Chain O=Lakes                     551             5,138             5,689              500           1996(A)
Chisholm Point                    609             6,625             7,234              687           1995(A)
Clearwater Village                141             2,878             3,019              355           1986(A)
Cobus Green                       762             7,455             8,217            1,256           1993(A)
College Park Estates              249             5,154             5,403              769           1978(A)
Continental Estates             1,775            18,578            20,353            1,459           1996(A)
Country Acres                     380             3,577             3,957              308           1996(A)
Country Meadows                 1,220            15,524            16,744            1,766           1994(A)
Countryside Village               460             5,506             5,966              844           1987(A)

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                       SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
(AMOUNTS IN THOUSANDS)


                                                                                                        COST CAPITALIZED
                                                                                                          SUBSEQUENT TO
                                                                                                           ACQUISITION
                                                                           INITIAL COST             ------------------------
                                                                            TO COMPANY                    IMPROVEMENTS
                                                                      ----------------------        ------------------------

                                                                               BUILDING                 BUILDING
                                                                                 AND                      AND
PROPERTY NAME                    LOCATION            ENCUMBRANCE    LAND       FIXTURES     LAND        FIXTURES
-------------                    --------            -----------    ----       --------     ----        --------
(A)
Creekwood Meadows                Burton, MI                -         808        2,043        404          3,258
Cutler Estates                   Grand Rapids, MI         (1)        822        7,604          -             79
Del Camino                       Firestone, CO             -       4,073          150          -          2,240
Desert View Village              West Wendover, NV         -       1,180            -        403            352
Douglas Estates                  Austell, GA               -         508        2,125          -             756
Edwardsville                     Edwardsville, KS         (1)        425        8,805        541           1,800
Elmwood                          Holly Hill, FL            -         230        2,076          -              29
Fisherman's Cove                 Flint, MI                 -         380        3,438          -             363
Flagview Village                 Douglasville, GA          -         508        2,125          -             596
Goldcoaster                      Homestead, FL             -         446        4,234         38             550
Golden Lakes                     Plant City, FL            -       1,092        7,161          1             727
Grand                            Grand Rapids, MI          -         578        5,396          -              64
Groves                           Ft. Myers, FL             -         249        2,396          -             136
Hamlin                           Webberville, MI           -         125        1,675         77             821
Holiday Village                  Elkhart, IN               -         100        3,207        143             946
Holly Forest                     Holly Hill, FL            -         920        8,376          -             116
Hunter's Glen                    Leighton Twp., MI         -       1,063            -         39             176
Indian Creek                     Ft. Myers Beach, FL       -       3,832       34,660          -             284
Island Lake                      Merritt Island, FL        -         700        6,431          -             146
Kensington Meadows               Lansing, MI               -         250        2,699          -           2,601
King=s Court                     Traverse City, MI         -       1,473       13,782          -             778
King's Lake                      Debary, FL                -         280        2,542          -           1,317
King's Pointe                    Winter Haven, FL          -         262        2,359          -             211
Kissimmee Gardens                Kissimmee, FL             -         594        5,522          -             199
Lafayette Place                  Warren, MI                -         669        5,979          -             480
Lake Juliana                     Auburndale, FL            -         335        2,848          -             373
Lake San Marino                  Naples, FL                -         650        5,760          -             192
Leesburg Landing                 Leesburg, FL              -          50          429          -             129
Liberty Farms                    Valparaiso, IN            -          66        1,201        116           1,655
Lincoln Estates                  Holland, MI               -         455        4,201          -             197
Maple Grove Estates              Dorr, MI                  -          15          210         19             244



                                                                GROSS AMOUNT
                                                                 CARRIED AT
                                                              DECEMBER 31, 1998
                                                         --------------------------

                                                                     BUILDING                                    DATE OF
                                                                       AND                     ACCUMULATED    CONSTRUCTION (C)
PROPERTY NAME                    LOCATION                   LAND     FIXTURES       TOTAL      DEPRECIATION    ACQUISITION (A)
-------------                    --------                   ----     --------       -----      ------------    -----------
(A)
Creekwood Meadows                Burton, MI                1,212        5,301       6,513            190          1997(C)
Cutler Estates                   Grand Rapids, MI            822        7,683       8,505            662          1996(A)
Del Camino                       Firestone, CO             4,073        2,390       6,463              2          1998(A)
Desert View Village              West Wendover, NV         1,583          352       1,935              -          1998(A)
Douglas Estates                  Austell, GA                 508        2,881       3,389            431          1988(A)
Edwardsville                     Edwardsville, KS            966       10,605      11,571          1,703          1987(A)
Elmwood                          Holly Hill, FL              230        2,105       2,335            105          1997(A)
Fisherman's Cove                 Flint, MI                   380        3,801       4,181            636          1993(A)
Flagview Village                 Douglasville, GA            508        2,721       3,229            425          1988(A)
Goldcoaster                      Homestead, FL               484        4,784       5,268            241          1997(A)
Golden Lakes                     Plant City, FL            1,093        7,888       8,981          1,322          1993(A)
Grand                            Grand Rapids, MI            578        5,460       6,038            477          1996(A)
Groves                           Ft. Myers, FL               249        2,532       2,781            134          1997(A)
Hamlin                           Webberville, MI             202        2,496       2,698            387          1984(A)
Holiday Village                  Elkhart, IN                 243        4,153       4,396            713          1986(A)
Holly Forest                     Holly Hill, FL              920        8,492       9,412            428          1997(A)
Hunter's Glen                    Leighton Twp., MI         1,102          176       1,278              -          1998(A)
Indian Creek                     Ft. Myers Beach, FL       3,832       34,944      38,776          3,030          1996(A)
Island Lake                      Merritt Island, FL          700        6,577       7,277            771          1995(A)
Kensington Meadows               Lansing, MI                 250        5,300       5,550            428          1995(A)
King=s Court                     Traverse City, MI         1,473       14,560      16,033          1,217          1996(A)
King's Lake                      Debary, FL                  280        3,859       4,139            486          1994(A)
King's Pointe                    Winter Haven, FL            262        2,570       2,832            392          1994(A)
Kissimmee Gardens                Kissimmee, FL               594        5,721       6,315          1,030          1993(A)
Lafayette Place                  Warren, MI                  669        6,459       7,128            112          1998(A)
Lake Juliana                     Auburndale, FL              335        3,221       3,556            489          1994(A)
Lake San Marino                  Naples, FL                  650        5,952       6,602            510          1996(A)
Leesburg Landing                 Leesburg, FL                 50          558         608             45          1996(A)
Liberty Farms                    Valparaiso, IN              182        2,856       3,038            446          1985(A)
Lincoln Estates                  Holland, MI                 455        4,398       4,853            375          1996(A)
Maple Grove Estates              Dorr, MI                     34          454         488             76          1979(A)

SUN COMMUNITIES, OPERATING LIMITED PARTNERSHIP                      SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
(AMOUNTS IN THOUSANDS)





                                                                                                COST CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                                      INITIAL COST                  AQUISITION
                                                                                                    ----------
                                                                       TO COMPANY                  IMPROVEMENTS
                                                                       ----------                  ------------

                                                                                  BUILDING                   BUILDING
                                                                                    AND                        AND
 PROPERTY NAME               LOCATION            ENCUMBRANCE       LAND           FIXTURES         LAND      FIXTURES
-------------------      -----------------      -------------    -------        ------------      -------    ---------


Maplewood                Lawrence, IN                --             280           2,122             --          544
Meadow Lake Estates      White Lake, MI              --           1,188          11,498            127        1,232
Meadowbrook Estates      Monroe, MI                  --             431           3,320            379        5,452
Meadowbrook Village      Tampa, FL                   --             519           4,728             --          189
Meadows                  Nappanee, IN                --             300           2,300             -7        1,934
Meadowstream Village     Sodus, MI                   --             100           1,175            109        1,143
Oakcrest                 Austin, TX                  --           3,543              --             35           18
Oakwood Village          Miamisburg, OH           1,024           1,964           6,401             --          519
Orange Tree              Orange City, FL             --             283           2,530             15          381
Paradise                 Chicago Heights, IL         --             723           6,638             --          127
Parkwood                 Grand Blanc, MI             --             477           4,279             --          488
Pin Oak Parc             St. Louis, MO               --           1,038           3,250            467        2,962
Pine Hills               Middlebury, IN              --              72             544             56        1,466
Pine Ridge               Petersburg, VA              --             405           2,397             --          950
Presidential             Hudsonville, MI             --             680           6,314             --          925
Richmond                 Richmond, MI                (2)            501           2,040             --          215
River Ridge              Austin, TX                  --           1,458              --             --          486
Royal Country            Miami, FL                   (1)          2,290          20,758             --          383
Saddle Oak Club          Ocala, FL                   --             730           6,743             --          264
Scio Farms               Ann Arbor, MI               --           2,300          22,659             --        2,634
Sherman Oaks             Jackson, MI                 (1)            200           2,400            240        3,135
Siesta Bay               Ft. Myers Beach, FL         --           2,051          18,549             --          176
Silver Star              Orlando, FL                 --           1,067           9,685             --          144
Snow to Sun              Weslaco, TX                 --             190           2,143             15          504
Southfork                Belton, MO                  --           1,000           9,011             --          574
St. Clair Place          St. Clair, MI               (2)            501           2,029             --          206
Sun Villa                Reno, NV                 6,987           2,385          11,773             --          117
Superstition Falls       Apache Junction, AZ         --           5,368              --             61          683


                                                            GROSS AMOUNT
                                                             CARRIED AT
                                                          DECEMBER 31, 1998
                                                          -----------------

                                                                 BUILDING                                        DATE OF
                                                                   AND                       ACCUMULATED      CONSTRUCTION (C)
 PROPERTY NAME               LOCATION                 LAND      FIXTURES          TOTAL      DEPRECIATION      ACQUISTION (A)
 -------------               --------                 ----      --------          -----      ------------      ----------

Maplewood                Lawrence, IN                   280      2,666            2,946             446         1989(A)
Meadow Lake Estates      White Lake, MI               1,315     12,730           14,045           1,968         1994(A)
Meadowbrook Estates      Monroe, MI                     810      8,772            9,582           1,480         1986(A)
Meadowbrook Village      Tampa, FL                      519      4,917            5,436             824         1994(A)
Meadows                  Nappanee, IN                   293      4,234            4,527             654         1987(A)
Meadowstream Village     Sodus, MI                      209      2,318            2,527             399         1984(A)
Oakcrest                 Austin, TX                   3,578         18            3,596              --         1998(A)
Oakwood Village          Miamisburg, OH               1,964      6,920            8,884             118         1998(A)
Orange Tree              Orange City, FL                298      2,911            3,209             423         1994(A)
Paradise                 Chicago Heights, IL            723      6,765            7,488             582         1996(A)
Parkwood                 Grand Blanc, MI                477      4,767            5,244             784         1993(A)
Pin Oak Parc             St. Louis, MO                1,505      6,212            7,717             633         1994(A)
Pine Hills               Middlebury, IN                 128      2,010            2,138             327         1980(A)
Pine Ridge               Petersburg, VA                 405      3,347            3,752             559         1986(A)
Presidential             Hudsonville, MI                680      7,239            7,919             588         1996(A)
Richmond                 Richmond, MI                   501      2,255            2,756              41         1998(A)
River Ridge              Austin, TX                   1,458        486            1,944              --         1998(A)
Royal Country            Miami, FL                    2,290     21,141           23,431           3,565         1994(A)
Saddle Oak Club          Ocala, FL                      730      7,007            7,737             982         1995(A)
Scio Farms               Ann Arbor, MI                2,300     25,293           27,593           2,846         1995(A)
Sherman Oaks             Jackson, MI                    440      5,535            5,975             921         1986(A)
Siesta Bay               Ft. Myers Beach, FL          2,051     18,725           20,776           1,622         1996(A)
Silver Star              Orlando, FL                  1,067      9,829           10,896             852         1996(A)
Snow to Sun              Weslaco, TX                    205      2,647            2,852             128         1997(A)
Southfork                Belton, MO                   1,000      9,585           10,585             164         1997(A)
St. Clair Place          St. Clair, MI                  501      2,235            2,736              48         1998(A)
Sun Villa                Reno, NV                     2,385     11,890           14,275             202         1998(A)
Superstition Falls       Apache Junction, AZ          5,429        683            6,112              --         1998(A)

                                                                    SCHEDULE III

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
(AMOUNTS IN THOUSANDS)


                                                                                                          COST CAPITALIZED
                                                                                                           SUBSEQUENT TO
                                                                                                             AQUISITION
                                                                               INITIAL COST                -------------
                                                                                TO COMPANY                  IMPROVEMENTS
                                                                               ------------                 ------------
                                                                                             BUILDING                   BUILDING
                                                                                               AND                        AND
 PROPERTY NAME                   LOCATION            ENCUMBRANCE              LAND           FIXTURES         LAND      FIXTURES
-------------------          ----------------      -------------             -------       ------------      -------    ---------

(A)

Sunset Ridge                    Portland, MI                   --               2,044           --             --           --
Stonebridge                     Richfield Twp., MI          1,119               2,044           --             17           --
Tallowwood                      Coconut Creek, FL              --                 510        5,099             --          583
Timber Ridge                    Ft. Collins, CO                --                 990        9,231             --          313
Timberbrook                     Bristol, IN                    (1)                490        3,400            101        4,355
Timberline Estates              Grand Rapids, MI               --                 536        4,867             --          329
Town and Country                Traverse City, MI              --                 406        3,736             --          128
Valley Brook                    Indianapolis, IN               --                 150        3,500          1,277        7,894
Village Trails                  Howard City, MI               858                 988        1,472             --          143
Water Oak Country Club Est      Lady Lake, FL                  --               2,503       17,478             --        1,825
West Glen Village               Indianapolis, IN               --               1,100       10,028             --          515
Whispering Palm                 Sebastian, FL                  --                 975        8,754             --          325
White Lake                      White Lake, MI                 --                 673        6,179             --        1,879
White Oak                       Mt. Morris, MI                 --                 782        7,245             68        1,471
Willowbrook                     Toledo, OH                     (2)                781        7,054             --          229
Windham Hills                   Jackson, MI                    --               2,673        2,364             --        1,360
Woodhaven Place                 Wood Haven, MI                 (2)                501        4,541             --          561
Woodlake Estates                Yoder, IN                      --                 632        3,674             --          150
Woodland Park Estates           Eugene, OR                  8,209               1,593       14,398             --          101
Woods Edge                      West Lafayette, IN             --                 100        2,600              3        3,302
Woodside Terrace                Holland, OH                    (2)              1,064        9,625             --          720
Worthington Arms                Delaware, OH                   --                 376        2,624             --          862
Corporate Headquarters          Farmington Hills, MI           --                  --           --             --        1,595
Property Under Development                                     --                  --           --             --          829
                                                                              --------      -------      --------     --------
                                                                               $ 96,003     $579,506     $  6,642     $122,501
                                                            GROSS AMOUNT
                                                             CARRIED AT
                                                          DECEMBER 31, 1998
                                                          -----------------
                                                                              BUILDING                                  DATE OF
                                                                                AND                    ACCUMULATED  CONSTRUCTION (C)
 PROPERTY NAME                    LOCATION                   LAND             FIXTURES      TOTAL     DEPRECIATION    ACQUISTION (A)
 -------------                    --------                   ----               --------    -----     ------------    ----------
 Sunset Ridge                    Portland, MI                 2,044                 --        2,044           --        1998(A)
 Stonebridge                     Richfield Twp., MI           2,061                 --        2,061           --        1998(A)
 Tallowwood                      Coconut Creek, FL              510              5,682        6,192          850        1994(A)
 Timber Ridge                    Ft. Collins, CO                990              9,544       10,534          820        1996(A)
 Timberbrook                     Bristol, IN                    591              7,755        8,346        1,167        1987(A)
 Timberline Estates              Grand Rapids, MI               536              5,196        5,732          801        1994(A)
 Town and Country                Traverse City, MI              406              3,864        4,270          331        1996(A)
 Valley Brook                    Indianapolis, IN             1,427             11,394       12,821        1,604        1989(A)
 Village Trails                  Howard City, MI                988              1,615        2,603           29        1998(A)
 Water Oak Country Club Est      Lady Lake, FL                2,503             19,303       21,806        3,264        1993(A)
 West Glen Village               Indianapolis, IN             1,100             10,543       11,643        1,584        1994(A)
 Whispering Palm                 Sebastian, FL                  975              9,079       10,054          767        1996(A)
 White Lake                      White Lake, MI                 673              8,058        8,731          348        1997(A)
 White Oak                       Mt. Morris, MI                 850              8,716        9,566          400        1997(A)
 Willowbrook                     Toledo, OH                     781              7,283        8,064          124        1997(A)
 Windham Hills                   Jackson, MI                  2,673              3,724        6,397           67        1998(A)
 Woodhaven Place                 Wood Haven, MI                 501              5,102        5,603           89        1998(A)
 Woodlake Estates                Yoder, IN                      632              3,824        4,456           66        1998(A)
 Woodland Park Estates           Eugene, OR                   1,593             14,499       16,092          247        1998(A)
 Woods Edge                      West Lafayette, IN             103              5,902        6,005          690        1985(A)
 Woodside Terrace                Holland, OH                  1,064             10,345       11,409          502        1997(A)
 Worthington Arms                Delaware, OH                   376              3,486        3,862          591        1990(A)
 Corporate Headquarters          Farmington Hills, MI            --              1,595        1,595          648       Various
 Property Under Development                                      --                829          829           --        1998(A)
                                                           --------           --------     --------     --------
                                                           $102,645(4)        $700,507     $803,152     $ 70,940



(1)  These communities collateralize $44.4 million of secured debt.

(2) These communities are financed by $26.5 million of collateralized lease obligations.

(3)  Carrying value reduced by $1.5 million writedown due to pending sale.

(4) Includes $4.2 million of land in property under development in Footnote 3 "Rental Property" to the Company's Consolidated Financial Statements included elsewhere herein.

                                                                    SCHEDULE III
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
(AMOUNTS IN THOUSANDS)



The change in investment in real estate for the years ended December 31, 1998, 1997 and 1996 is as follows:




                                                            1998             1997               1996
                                                          -----------      -----------       -----------
Balance, beginning of year                                $   684,821      $   588,813       $   326,613
Community and land acquisitions, including
     immediate improvements                                   102,248           73,065           251,181
Community expansion and development                            26,874           17,300            11,425
Improvements, other                                             6,193            5,643             3,628
Dispositions and other                                        (16,984)              --            (4,034)
                                                          -----------      -----------       -----------

Balance, end of year                                      $   803,152      $   684,821       $   588,813
                                                          ===========      ===========       ===========



The change in accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 is as follows:



                                                             1998             1997              1996
                                                          -----------      -----------       -----------
Balance, beginning of year                                $    50,084      $    30,535       $    16,583
Depreciation for the period                                    22,765           19,549            14,250
Dispositions and other                                         (1,909)              --              (298)
                                                          -----------      -----------       -----------

Balance, end of year                                      $    70,940      $    50,084       $    30,535
                                                          ===========      ===========       ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 1999

                                              SUN COMMUNITIES OPERATING LIMITED
                                              PARTNERSHIP

                                              By: Sun Communities, Inc., General
                                                  Partner

                                                  By:  /s/ Gary A. Shiffman
                                                     ---------------------------
                                                     Gary A. Shiffman, President

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


   NAME                                      TITLE                                DATE
   ----                                      -----                                ----


   /s/ Milton M. Shiffman          Chairman of the Board of Directors              March 5, 1999
   --------------------------
   Milton M. Shiffman


   /s/ Gary A. Shiffman            Chief Executive Officer, President              March 5, 1999
   --------------------------      and Director
   Gary A. Shiffman


   /s/ Jeffrey P. Jorissen         Senior Vice President,                          March 5, 1999
   --------------------------      Chief Financial Officer, Treasurer,
   Jeffrey P. Jorissen             Secretary and Principal Accounting Officer



   /s/ Paul D. Lapides             Director                                        March 5, 1999
   --------------------------
   Paul D. Lapides


   /s/ Ted J. Simon                Director                                        March 5, 1999
   --------------------------
   Ted J. Simon


   NAME                                      TITLE                                DATE
   ----                                      -----                                ----
   /s/ Clunet R. Lewis             Director                                        March 5, 1999
   --------------------------
   Clunet R. Lewis


   /s/ Ronald L. Piasecki          Director                                        March 5, 1999
   --------------------------
   Ronald L. Piasecki


   /s/ Arthur A. Weiss             Director                                        March 5, 1999
   --------------------------
   Arthur A. Weiss

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                                    DESCRIPTION                                                 FOOTNOTE
------                                                    -----------                                                 --------
2.1              Form of Sun Communities, Inc.'s Common Stock Certificate                                               (1)
3.1              Amended and Restated Articles of Incorporation of Sun Communities, Inc.                                (1)
3.2              Bylaws of Sun Communities, Inc.                                                                        (3)
4.1              Indenture, dated as of April 24, 1996, among Sun Communities, Inc., Sun Communities                    (4)
                 Operating Limited Partnership and Bankers Trust Company, as Trustee
4.2              Form of Note for the 2001 Notes                                                                        (4)
4.3              Form of Note for the 2003 Notes                                                                        (4)
4.4              First Supplemental Indenture, dated as of August 20, 1997, by and Sun Communities Operating            (9)
                 Limited Partnership and Bankers Trust Company, as Trustee
4.5              Form of Medium-Term Note (Floating Rate)                                                               (9)
4.6              Form of Medium-Term Note (Fixed Rate)                                                                  (9)
10.1             Second Amended and Restated Agreement of Limited Partnership of Sun Communities Operating              (8)
                 Limited Partnership
10.2             Amended and Restated 1993 Stock Option Plan#                                                           (8)
10.3             Amended and Restated 1993 Non-Employee Director Stock Option Plan#                                     (8)
10.4             Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers           (1)
                 and other individuals#
10.5             Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and                 (5)
                 certain directors#
10.6             Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman#                               (8)
10.7             Registration Rights and Lock-Up Agreement with Sun Communities, Inc.                                   (5)
10.8             Senior Unsecured Line of Credit Agreement with Lehman Brothers Holdings Inc.                           (9)
10.9             Amended and Restated Loan Agreement between Sun Communities Funding Limited Partnership and            (9)
                 Lehman Brothers Holdings Inc.
10.10            Amended and Restated Loan Agreement among Miami Lakes Venture Associates, Sun Communities              (9)
                 Funding Limited Partnership and Lehman Brothers Holdings Inc.
10.11            Form of Indemnification Agreement between each officer and director of Sun Communities, Inc.           (9)
                 and Sun Communities, Inc.


EXHIBIT
NUMBER                                                    DESCRIPTION                                                 FOOTNOTE
------                                                    -----------                                                 --------

10.12            Loan Agreement among Sun Communities Operating Limited Partnership, Sea Breeze Limited                 (9)
                 Partnership and High Point Associates, LP.
10.13            Option Agreement by and between Sun Communities Operating Limited Partnership and Sea Breeze           (9)
                 Limited Partnership
10.14            Option Agreement by and between Sun Communities Operating Limited Partnership and High Point           (9)
                 Associates, LP
10.15            $1,022,538.12 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited               (7)
                 Partnership
10.16            $1,022,538.13 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited               (7)
                 Partnership
10.17            $6,604,923.75 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited               (7)
                 Partnership
10.18            Stock Pledge Agreement between Gary A. Shiffman and Sun Communities Operating Limited                  (7)
                 Partnership for 94,570 shares of Common Stock
10.19            Stock Pledge Agreement between Gary A. Shiffman and Sun Communities Operating Limited                  (7)
                 Partnership for 305,430 shares of Common Stock
10.20            $ 1,300,195.40 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited              (9)
                 Partnership
10.21            $ 1,300,195.40 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited              (9)
                 Partnership
10.22            Stock Pledge Agreement between Gary A. Shiffman and Sun Communities Operating Limited                  (9)
                 Partnership with respect to 80,000 shares of Common Stock
10.23            Registration Rights Agreement between Gary A. Shiffman and Sun Communities Operating Limited           (3)
                 Partnership
10.24            Registration Rights and Lock Up Agreement among Sun Committees, Inc. and the partners of               (3)
                 Miami Lakes Venture Associates, as amended
10.25            Registration Rights and Lock Up Agreement among Sun Communities, Inc. and the partners of              (3)
                 Scio Farms Estates Limited Partnership
10.26            Registration Rights and Lock Up Agreement among Sun Communities, Inc. and the partners of              (3)
                 Kensington Meadows Associates
10.27            Registration Rights and Lock Up Agreement among Sun Communities, Inc. and certain affiliates           (8)
                 of Aspen Enterprises, Ltd. (Preferred OP Units)
10.28            Registration Rights and Lock Up Agreement among Sun Communities, Inc. and certain affiliates           (8)
                 of Aspen Enterprises, Ltd. (Common OP Units)
10.29            Registration Rights Agreement among Sun Communities, Inc. and the partners of S&K Smith Co.            (8)


EXHIBIT
NUMBER                                                    DESCRIPTION                                                 FOOTNOTE
------                                                    -----------                                                 --------

10.30            Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#                            (11)
10.31            Long Term Incentive Plan                                                                               (9)
10.32            Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated             (11)
                 June 5, 1998#
10.33            Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen,                (11)
                 dated June 5, 1998#
10.34            Restricted Stock Award Agreement between Sun Communities, Inc. and Jonathan M. Colman, dated           (11)
                 June 5, 1998#
10.35            Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W. Fannon, dated              (11)
                 June 5, 1998#
10.36            Sun Communities, Inc. 1998 Stock Purchase Plan#                                                        (11)
10.37            Employment Agreement between Sun Home Services, Inc. and Brian Fannon#                                 (11)
10.38            Facility and Guaranty Agreement among Sun Communities, Inc., Sun Communities Operating                 (11)
                 Limited Partnership, Certain Subsidiary Guarantors and First National Bank of Chicago, dated
                 December 10, 1998
10.39            Rights Agreement between Sun Communities, Inc. and State Street Bank and Trust Company,                (10)
                 dated April 24, 1998
10.40            Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series             (11)
                 of Preferred Stock and Fixing Distribution and other Rights in such Series
10.41            Employment Agreement between Sun Communities, Inc. and Brian W. Fannon#                                (11)
21               List of Subsidiaries of Sun Communities Operating Limited Partnership                                  (12)
23               Consent of PricewaterhouseCoopers LLP, independent accountants                                         (12)
27               Financial Data Schedule                                                                                (12)

-----------------------

(1) Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33-69340.

(2) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated March 20, 1996.

(3) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated April 24, 1996.




(5)      Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33-80972.

(6)      Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended
         December 31, 1994.

(7) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(8)      Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended
         December 31, 1996.

(9)      Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended
         December 31, 1997.

(10)     Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated April 24, 1998.

(11)     Incorporated by reference to Sun  Communities, Inc.'s Annual Report on Form 10-K for the year ended
         December 31, 1998.

(12)     Filed herewith.


# Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.