Form 10-Q
period 1999-03-31
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 1999-05-07
CIK 917224

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           |X| Quarterly report pursuant to Section 13 of 15(d) of the
                         Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                       OR


        | | Transition pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

                                                                                                          PAGES
                                                                                                          -----

PART I
------
Item 1.           Financial Statements:

                  Consolidated  Balance  Sheets  as of  March  31, 1999 and
                           December 31, 1998                                                                 3

                  Consolidated Statements of Income for the Three Months
                           Ended March 31, 1999 and 1998                                                     4

                  Consolidated  Statements  of Cash  Flows for the Three Months
                           Ended March 31, 1999 and 1998                                                     5

                  Notes to Consolidated Financial Statements                                               6-9


Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                           10-15


PART II
-------

Item 6.(a)        Exhibits required by Item 601 of Regulation S-K                                           16

Item 6.(b)        Reports on Form 8-K                                                                       16

                  Signatures                                                                                17

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                 (IN THOUSANDS)
                                    ---------






                                    ASSETS
                                                                          1999                 1998
                                                                       ---------            ---------
Investment in rental property, net                                     $ 752,881            $ 732,212
Cash and cash equivalents                                                  2,067                9,646
Investment in and advances to affiliates                                  43,084               26,355
Notes receivable                                                          34,945               29,285
Other assets                                                              28,240               26,541
                                                                       ---------            ---------
     Total assets
                                                                       $ 861,217            $ 824,039
                                                                       =========            =========


     LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Line of credit                                                    $  50,000            $  26,000
     Debt                                                                350,785              339,164
     Accounts payable and accrued expenses                                14,356               12,637
     Deposits and other liabilities                                       12,744               12,051
     Distributions payable                                                10,879                  --
                                                                       ---------            ---------
                    Total liabilities                                    438,764              389,852
                                                                       ---------            ---------


Partners' Capital:
  Preferred Operating Partnership Units ("POP Units"),
    unlimited authorized, 1,325 issued and outstanding
    in 1999 and 1998                                                      35,783               35,783
  Operating Partnership Units ("OP Units"), unlimited
    authorized; 20,103 and 20,072 issued and
    outstanding in 1999 and 1998, respectively
    General partner                                                      338,137              348,266
    Limited partners                                                      53,695               55,440
  Unearned compensation                                                   (5,162)              (5,302)
                                                                       ---------            ---------

                    Total partners' capital                              422,453              434,187
                                                                       ---------            ---------
                    Total liabilities and partners' capital
                                                                      $  861,217            $ 824,039
                                                                      ==========            =========



The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                     -------



                                                                                    1999                     1998
                                                                                  -------                  -------
Revenues:
        Income from property                                                      $31,374                  $28,605
        Other income                                                                1,705                      814
                                                                                  -------                  -------
                Total revenues                                                     33,079                   29,419
                                                                                  -------                  -------
Expenses:
        Property operating and maintenance                                          6,849                    6,419
        Real estate taxes                                                           2,205                    2,167
        Property management                                                           611                      479
        General and administrative                                                    910                      837
        Depreciation and amortization                                               6,882                    5,940
        Interest                                                                    6,684                    5,578
                                                                                  -------                  -------

                Total expenses                                                     24,141                   21,420
                                                                                  -------                  -------

Income before other                                                                 8,938                    7,999
Other, net                                                                             --                      937
                                                                                  -------                  -------
Net income                                                                          8,938                    8,936

Less distribution to Preferred OP Units                                               626                      626
                                                                                  -------                  -------
Earnings attributable to OP Units                                                 $ 8,312                  $ 8,310
                                                                                  =======                  =======
Net income attributed to:
        General Partner                                                           $ 7,135                  $ 7,301
        Limited Partners                                                            1,177                    1,009
                                                                                  -------                  -------
                                                                                  $ 8,312                  $ 8,310
                                                                                  =======                  =======

Earnings per OP Unit:
        Basic                                                                     $  0.42                  $  0.44
                                                                                  =======                  =======
        Diluted                                                                   $  0.41                  $  0.43
                                                                                  =======                  =======

Weighted average OP Units outstanding                                              19,937                   19,017
                                                                                  =======                  =======


The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                 (IN THOUSANDS)

                                   ----------


                                                                                   1999                   1998
                                                                                 --------               --------
Cash flows from operating activities:
  Earnings attributable to OP Units                                              $  8,312               $  8,310
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Other, net                                                                         --                   (937)
    Depreciation and amortization                                                   6,882                  5,940
    Deferred financing costs                                                          196                    137
    (Increase) decrease in other assets                                            (2,487)                   748
    Increase in accounts payable and other liabilities                              3,038                  5,019
                                                                                 --------               --------
               Net cash provided by operating activities                           15,941                 19,217
                                                                                 --------               --------
Cash flows from investing activities:
    Investment in rental properties                                               (14,611)               (39,135)
    Investment in and advances to affiliates                                      (16,729)                (5,313)
    Proceeds related to asset sales                                                    --                  4,913
    Investment in notes receivable                                                 (5,660)                    --
                                                                                 --------               --------

               Net cash used in investing activities                              (37,000)               (39,535)
                                                                                 --------               --------
Cash flows from financing activities:
    Borrowings on line of credit, net                                              24,000                 37,000
    Repayments on notes payable and other debt                                       (684)                  (246)
    Capital contribution                                                               15                    509
    Distributions                                                                  (9,830)                (8,278)
    Payments for deferred financing costs                                             (21)                   (73)
                                                                                 --------               --------

               Net cash provided by financing activities                           13,480                 28,912
                                                                                 --------               --------

Net increase (decrease) in cash and cash equivalents                               (7,579)                 8,594

Cash and cash equivalents, beginning of period                                      9,646                  2,198
                                                                                 --------               --------
Cash and cash equivalents, end of period                                         $  2,067               $ 10,792
                                                                                 ========               ========
Supplemental information:
    Capitalized lease obligation for rental properties                           $ 10,605               $  9,479
    Debt assumed for rental properties                                           $  1,700               $ 16,393
    OP units issued for rental properties                                        $     --               $  1,704


The accompanying notes are an integral part of the consolidated financial statements

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  BASIS OF PRESENTATION:

    These unaudited condensed consolidated financial statements of Sun Communities Operating Limited Partnership, (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1998. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period financial statements to conform with current period presentation.

    Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the Company's partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. Amounts paid on behalf of Sun by the Company are reflected in the statement of operations as general and administrative expenses. The balance sheet of Sun as of March 31, 1999 is identical to the accompanying Company balance sheet, except as follows:

                                           As Presented
                                              Herein                                 Sun Communities, Inc.
                                          March 31, 1999          Adjustments           March 31, 1999
                                          --------------          -----------           --------------
                                                                (in thousands)
Notes receivable ........................   $  34,945              $  (2,600)             $  32,345
                                            =========              =========              =========

Total assets ............................   $ 861,217              $  (2,600)             $ 858,617
                                            =========              =========              =========

Minority interests ......................          --              $  89,478              $  89,478
                                                                                          =========

Preferred OP Units ......................   $  35,783                (35,783)
General partner .......................       338,137               (338,137)
Limited partners ......................        53,695                (53,695)

Common stock ............................                                173              $     173
Additional paid-in capital ..............                            389,462                389,462
Distributions in excess of
    accumulated earnings ................                            (42,489)               (42,489)
Officers' notes .........................                            (11,609)               (11,609)
Unearned compensation ...................      (5,162)                    --                 (5,162)
                                            ---------              ---------              ---------
    Partners' capital/Stockholders'
        equity ..........................   $ 422,453              $  (2,600)             $ 330,375
                                            =========              =========              =========
Total liabilities and partners'
    capital/Stockholders' equity ........   $ 861,217              $  (2,600)             $ 858,617
                                            =========              =========              =========

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    --------

2.  RENTAL PROPERTY:

The following summarizes rental property (in thousands):


                                                              March 31,          December 31,
                                                                1999                1998
                                                             ---------           -----------
      Land                                                   $  73,700           $    71,930
      Land improvements and buildings                          700,639               679,755
      Furniture, fixtures, equipment                            16,099                15,209
      Land held for future development                          21,129                26,511
      Property under development                                18,501                 9,747
                                                             ---------           -----------
                                                               830,068               803,152
      Accumulated depreciation                                  77,187                70,940
                                                             ---------           -----------

      Rental property, net                                   $ 752,881           $   732,212
                                                             =========           ===========




    Through March 31, 1999, acquisitions have totaled approximately $17.1 million for three existing communities comprising 661 developed sites and 195 development sites and $1.0 million for one development community planned for approximately 523 sites.


3.  NOTES RECEIVABLE:

    Notes receivable consisted of the following (amounts in thousands):

                                                                            March 31,               December 31,
                                                                              1999                     1998
                                                                            ---------               -----------
Mortgage notes receivable with minimum monthly
    interest payments at 7%, maturing June 30, 2012,
    collateralized by manufactured housing/recreational
    vehicle communities located in Dover, DE (a)                             $15,093                   $15,093

Mortgage note receivable, bears interest at 9%
    maturing July 1, 1999, collateralized by
    land in Harris County, Texas                                               4,400                     4,400

Installment loans on manufactured homes with interest
    payable monthly at a weighted average interest rate
    and maturity of 10% and 22 years, respectively. (b)                       10,863                     5,339


Notes receivable, other, various interest rates ranging from 6% to 9.5%
    or prime + 1.5%, various maturity dates through December 31, 2003          1,989                     1,853

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.  NOTES RECEIVABLE CONTINUED:
                                                                                   March 31,                December 31,
                                                                                     1999                      1998
                                                                                   ---------                ------------
    10 year note receivable from an officer of the general partner bearing interest at LIBOR + 1.75%, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 80,000 shares of
          Sun's common
          stock with personal liability up to $1.3 million                             2,600                    2,600
                                                                                    --------                 --------
                                                                                    $ 34,945                 $ 29,285
                                                                                    ========                 ========


     (a) The stated interest rate is 12%. The excess of the interest earned at the stated rate over the pay rate is recognized upon receipt of payment.
     (b)  Loans  purchased from Bingham  Financial  Services,  Corp.
          ("BFSC"), an affiliate, in December 1998 with BFSC retaining full recourse.



4.  DEBT:

The following table sets forth certain information regarding debt (in thousands):


                                                                                  March 31,          December 31,
                                                                                    1999                 1998
                                                                                  ---------          -----------

              Collateralized term loan, interest at 7.01%,
                    due September 9, 2007                                         $  44,303            $  44,425
              Senior notes, interest at 7.375%, due May 1, 2001                      65,000               65,000
              Senior notes, interest at 7.625%, due May 1, 2003                      85,000               85,000
              Senior notes, interest at 6.97%, due December 3, 2007                  35,000               35,000
              Callable/redeemable notes, interest at 6.77%,
                    due May 14, 2015, callable/redeemable
                    May 16, 2005                                                     65,000               65,000
              Capitalized lease obligations, interest ranging
                    from 5.5% to 6.3%, due March 2001 through
                    January 2004                                                     36,992               26,542
              Mortgage notes, other                                                  19,490               18,197
                                                                              -------------          -----------
                                                                                  $ 350,785            $ 339,164
                                                                              =============          ===========




The Company had $50 million available to borrow under its $75 million line of credit at March 31, 1999.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5.   OTHER INCOME:


     The components of other income are as follows for the three months ended March 31, 1999 and 1998 (in thousands):

                                                  1999           1998
                                                -------        -------
           Other, principally interest          $   915        $   506
           Income from affiliates                   790            308
                                                -------        -------
                                                $ 1,705        $   814
                                                =======        =======




6.   EARNINGS PER OP UNIT:

                                                                     For the Three Months
                                                                        Ended March 31,

                                                                     1999            1998
                                                                   -------         -------
      Earnings used for basic and diluted earnings per
         OP unit computation                                       $ 8,312         $ 8,310
                                                                   =======         =======
      Total units used for basic earnings per OP unit               19,937          19,017
      Dilutive securities:
         Sun's stock options                                           124             203
                                                                   -------         -------
      Total shares used for diluted earnings per OP unit
          computation
                                                                    20,061          19,220
                                                                   =======         =======



      Diluted earnings per OP Unit reflect the potential dilution that would occur if securities were exercised or converted into OP Units. Convertible POP Units are excluded from the computations as their inclusion would have an antidilutive effect on earnings per OP Unit in 1999 and 1998.

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


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1999 and 1998

For the three months ended March 31, 1999, income before other, net increased by
11.7 percent from $8.0 million to $8.9 million, when compared to the three months ended March 31, 1998. The increase was due to increased revenues of $3.6 million while expenses increased by $2.7 million.

Income from property increased by $2.8 million from $28.6 million to $31.4 million or 9.7 percent, due to acquisitions ($1.4 million), lease up of manufactured home sites including new development ($0.6 million) and increases in rents and other community revenues ($.8 million).

Other income increased by $0.9 million from $0.8 million to $1.7 million. $0.5 million of the increase in other income relates to income from affiliates and the remaining $0.4 million of the increase relates to interest income.

Property operating and maintenance increased by $0.4 million from $6.4 million to $6.8 million or 6.7 percent due primarily to acquisitions ($0.3 million).

Real estate taxes remained constant at $2.2 million during 1999 and 1998.

Property management expenses increased by $0.1 million from $0.5 million to $0.6 million representing 1.9 percent and 1.7 percent of income from property in 1999 and 1998, respectively.

General and administrative expenses increased by $0.1 million from $0.8 million to $0.9 million or 8.7 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of income from property remained constant at 2.9 percent in both periods.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $3.0 million from $19.5 million to $22.5 million. EBITDA as a percent of revenues increased to 68.0 percent in 1999 compared to 66.3 percent in 1998.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS CONTINUED

Depreciation and amortization increased by $1.0 million from $5.9 million to $6.9 million or 15.9 percent due primarily to the acquisition of communities in 1999 and 1998.

Interest expense increased by $1.1 million from $5.6 million to $6.7 million or
19.8 percent primarily due to increased average debt outstanding.

Other, net of $0.9 million in 1998 represents a gain from the disposition of certain assets.

SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the three months ended March 31, 1999 and 1998. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1998 and March 31, 1999. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company is providing financing and managing the properties. Such amounts relate to the total portfolio data and include 923 sites in 1999 and 1998.


                                                                  SAME PROPERTY            TOTAL PORTFOLIO
                                                                ------------------      ----------------------
                                                                 1999         1998         1998         1999
                                                                -------      -------      -------      -------
Income from property                                            $21,660      $20,346      $31,374      $28,605
                                                                -------      -------      -------      -------
Property operating expenses:
     Property operating and maintenance                           3,824        3,622        6,849        6,419
     Real estate taxes                                            1,679        1,733        2,205        2,167
                                                                -------      -------      -------      -------
           Property operating expenses                            5,503        5,355        9,054        8,586
                                                                -------      -------      -------      -------

Property EBITDA                                                 $16,157      $14,991      $22,320      $20,019
                                                                =======      =======      =======      =======

Number of properties                                                 79           79          107          104
Developed sites                                                  27,369       26,554       38,240       36,720
Occupied sites                                                   25,945       25,357       35,427       34,122
Occupancy %                                                        94.8%(1)     95.5%(1)     94.9%(1)     95.3%(1)
Weighted average monthly rent per site                          $   271(1)   $   260(1)   $   272(1)   $   263(1)
Sites available for development                                   1,320        2,338        8,478        4,700
Sites planned for development in current year                       185          105        2,327        1,694


(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAME PROPERTY INFORMATION CONTINUED

On a same property basis, property revenues increased by $1.3 million from $20.4 million to $21.7 million, or 6.5 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass throughs. Also contributing to revenue growth was the increase of 588 leased sites at March 31, 1999 compared to March 31, 1998.

Property operating expenses increased by $0.1 million from $5.4 million to $5.5 million or 2.8 percent, due to increased occupancies and costs. Property EBITDA increased by $1.2 million from $15.0 million to $16.2 million, or 7.8 percent.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $7.6 million to $2.1 million at March 31, 1999 compared to $9.7 million at December 31, 1998 primarily because cash used in investing activities exceeded cash provided by operating and financing activities.

Net cash provided by operating activities decreased by $3.3 million to $15.9 million for the three months ended March 31, 1999 compared to $19.2 million for the same period in 1998. This decrease was due to other assets increasing by $3.2 million and accounts payable and other liabilities decreasing by $2.0 million offset by a $1.9 million increase in income before minority interests, depreciation and amortization and other.

Net cash used in investing activities decreased by $2.5 million to $37.0 million from $39.5 million primarily due to a decrease of $24.5 million in rental property acquisition activities offset by an increase of $17.1 million used to finance investments in and advances to affiliates and notes receivable and a decrease in proceeds of $4.9 million related to asset sales.

Net cash provided by financing activities decreased by $15.4 million to $13.5 million for the three months ended March 31, 1999 compared to $28.9 million for the same period in 1998. $13.4 million of this decrease was due to reduced borrowings on the line of credit and increased repayments on notes payable and other debt.

The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of debt securities, or general or limited partnership interests. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term. The Company can also meet these short-term and long-term requirements by utilizing its $100 million line of credit which bears interest at LIBOR plus .90% and is due November 1, 1999.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES CONTINUED

At March 31, 1999, the Company's debt to total market capitalization approximated 37.0% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 5.5 years and a weighted average interest rate of 7.0%.

Recurring capital expenditures approximated $1.4 million for the three months ended March 31, 1999, including $0.2 million for additional space and related costs at corporate headquarters.


OTHER

Year 2000 Update

The Year 2000 ("Y2K") issue concerns the inability of computerized information systems and non-information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations.

In 1997, the Company implemented a corporate-wide Y2K program to minimize any such disruption caused by the failures of its own internal systems or those of its business supply chain. In the first phase of the project, the Company reviewed its inventory of computer hardware and software, and other devices with embedded microprocessors. The Company also discussed its software applications and internal operational programs with its current information systems' vendors. Finally, in this assessment phase, key members of the business supply chain were contacted and interviewed regarding their awareness of the Y2K problem and the status of their own Y2K project. The first phase was completed on schedule and all key members of the Company's business supply chain reported that they were aware of the Y2K problem and were in the process of readying for the Y2K issue.

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

In the third and final phase of the Y2K program, the Company surveyed its material third-party service providers, such as its banks, payroll processor, stock transfer agent and telecommunications provider. The purpose of the survey is to follow-up on the status of their Y2K compliance efforts and assess what effect their possible non-compliance might have on the Company. In addition, the Company discussed with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the Y2K which may affect properties owned or operated by the Company. The third phase was completed on schedule in April 1999.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER CONTINUED:

Year 2000 Update, Continued

While all surveyed vendors reported that they were aware of the Y2K issue and were scheduled to have all systems remedied before December 31, 1999, most vendors were reluctant to guarantee that their Y2K issues would not adversely affect the operations of the Company. The Company therefore is developing contingency plans for all key members of its business supply chain.

The Company believes that its expenditures for assessing its Y2K issues, though difficult to quantify, to date have not been material because the Company's Y2K evaluation has been conducted by its own personnel or by its vendors in connection with their servicing operations. The Company received a third-party assessment of its Y2K program methodology and will address the recommendations that are deemed appropriate by the Company by June 30, 1999. The Company is not aware of any other Y2K related conditions that it believes would likely require material expenditures in the future.

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


OTHER CONTINUED:

Year 2000 Update, Continued

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

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 1999



                           SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                           BY: Sun Communities, Inc., General Partner

                           BY: /s/  Jeffrey P. Jorissen
                               -----------------------------------------
                                    Jeffrey P. Jorissen, Chief Financial
                                    Officer and Secretary

          SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                          EXHIBIT INDEX





PAGE                                               FILED            NUMBER
EXHIBIT NO.             DESCRIPTION               HEREWITH          HEREIN
-----------             -----------               --------          ------
27                      Financial Data Schedule       X