Form 10-Q
period 1999-06-30
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 1999-08-02
CIK 917224

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


 |X| Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange
     Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                       OR


 | | Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       COMMISSION FILE NUMBER 333-2522-01



                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in its Charter


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

                                      INDEX

                                   ------------

                                                                                                             PAGES
PART I                                                                                                       -----
------
Item 1.           Financial Statements:

                  Consolidated Balance Sheets as of June 30, 1999 and December
                  31, 1998                                                                                        3

                  Consolidated Statements of Income for the Periods Ended
                  June 30, 1999 and 1998                                                                          4

                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 1999 and 1998                                                                    5

                  Notes to Consolidated Financial Statements                                                    6-9


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                   10-16



PART II
-------

Item 6.(a)        Exhibits required by Item 601 of Regulation S-K                                                17

Item 6.(b)        Reports on Form 8-K                                                                            17

                  Signatures                                                                                     18

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                 (IN THOUSANDS)

                                  ------------


                                    ASSETS                                    1999                  1998
                                                                        ---------------        -------------
Investment in rental property, net                                      $       762,232        $     732,212
Cash and cash equivalents                                                         3,248                9,646
Investment in and advances to affiliate                                          13,347               11,316
Notes receivable                                                                 61,166               44,059
Other assets                                                                     28,889               26,806
                                                                        ---------------        -------------

                  Total assets                                          $       868,882        $     824,039
                                                                        ===============        =============


     LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Line of credit                                                     $        64,000        $      26,000
     Debt                                                                       350,493              339,164
     Accounts payable and accrued expenses                                       12,760               12,637
     Deposits and other liabilities                                               9,889               12,051
                                                                        ---------------        -------------

                    Total liabilities                                           437,142              389,852
                                                                        ---------------        -------------

Partners' Capital:
     Preferred Operating Partnership Units ("POP Units"),
         unlimited authorized, 1,325 issued and outstanding
         in 1999 and 1998                                                        35,783               35,783
     Operating Partnership Units ("OP Units"), unlimited authorized;
         20,135 and 20,072 issued and outstanding in 1999 and 1998,
         respectively General partner                                           346,162              348,266
         Limited partners                                                        54,815               55,440
     Unearned compensation                                                       (5,020)              (5,302)
                                                                        ---------------        -------------

                    Total partners' capital                                     431,740              434,187
                                                                        ---------------        -------------

                    Total liabilities and partners' capital             $       868,882        $     824,039
                                                                        ===============        =============





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE PERIODS ENDED JUNE 30, 1999 AND 1998

                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                     -------

                                                         For the Three Months              For the Six Months
                                                             Ended June 30,                  Ended June 30,
                                                         1999             1998           1999             1998
                                                        -------         -------         -------         -------
Revenues:
        Income from property                            $30,567         $28,281         $61,941         $56,886
        Other income                                      2,068           1,543           3,578           2,357
                                                        -------         -------         -------         -------

                Total revenues                           32,635          29,824          65,519          59,243
                                                        -------         -------         -------         -------
Expenses:
        Property operating and maintenance                6,440           6,132          13,289          12,551
        Real estate taxes                                 2,206           2,213           4,411           4,380
        Property management                                 646             533           1,257           1,012
        General and administrative                          952             860           1,862           1,697
        Depreciation and amortization                     7,135           6,066          14,017          12,006
        Interest                                          6,529           6,052          13,018          11,630
                                                        -------         -------         -------         -------

                Total expenses                           23,908          21,856          47,854          43,276
                                                        -------         -------         -------         -------

Income before other                                       8,727           7,968          17,665          15,967
Other, net                                                 --              --              --               937
                                                        -------         -------         -------         -------
Net income                                                8,727           7,968          17,665          16,904

Less distribution to Preferred OP Units                     626             626           1,252           1,252
                                                        -------         -------         -------         -------

Earnings attributable to OP Units                       $ 8,101         $ 7,342         $16,413         $15,652
                                                        =======         =======         =======         =======

Net income attributed to:
        General Partner                                 $ 6,964         $ 6,503         $14,099         $13,804
        Limited Partners                                  1,137             839           2,314           1,848
                                                        -------         -------         -------         -------
                                                        $ 8,101         $ 7,342         $16,413         $15,652
                                                        =======         =======         =======         =======

Earnings per OP Unit:
        Basic                                           $  0.40         $  0.38         $  0.82         $  0.82
                                                        =======         =======         =======         =======
        Diluted                                         $  0.40         $  0.38         $  0.81         $  0.81
                                                        =======         =======         =======         =======

Weighted average OP Units outstanding                    19,964          19,051          19,950          19,034
                                                        =======         =======         =======         =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                 (IN THOUSANDS)

                                 --------------

                                                                                     1999            1998
                                                                                   --------       --------
Cash flows from operating activities:
    Earnings attributable to OP Units                                               $ 16,413     $ 15,652
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Other, net                                                                         --         (937)
       Depreciation and amortization                                                  14,017       12,006
       Amortization of deferred financing costs                                          404          300
       Increase in other assets                                                       (3,525)        (918)
       Increase  (decrease) in accounts payable and other liabilities                 (2,039)       6,010
                                                                                    --------     --------
               Net cash provided by operating activities                              25,270       32,113
                                                                                    --------     --------

Cash flows from investing activities:
    Investment in rental properties                                                  (30,302)     (56,032)
    Investment in and advances to affiliate                                           (2,031)      (3,022)
    Proceeds related to asset sales                                                       --        4,660
    Investment in notes receivable                                                   (16,950)     (10,857)
                                                                                    --------     --------

               Net cash used in investing activities                                 (49,283)     (65,251)
                                                                                    --------     --------

Cash flows from financing activities:
    Borrowings (repayments) on line of credit, net                                    38,000      (12,000)
    Repayments on notes payable and other debt                                          (976)        (477)
    Net proceeds from notes payable                                                       --       65,000
    Capital contribution                                                                 918        1,286
    Distributions                                                                    (20,083)     (18,233)
    Payments for deferred financing costs                                               (244)      (2,740)
                                                                                    --------     --------

               Net cash provided by financing activities                              17,615       32,836
                                                                                    --------     --------

Net decrease in cash and cash equivalents                                             (6,398)        (302)

Cash and cash equivalents, beginning of period                                         9,646        2,198
                                                                                    --------     --------

Cash and cash equivalents, end of period                                            $  3,248     $  1,896
                                                                                    ========     ========

Supplemental information:
    Debt assumed for rental properties                                              $  1,700     $ 19,217
    Capitalized lease obligation for rental properties                              $ 10,605     $  9,479
    OP units issued for rental properties                                             $   --     $  1,704

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

     Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the Company's partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. Amounts paid on behalf of Sun by the Company are reflected in the statement of operations as general and administrative expenses. The balance sheet of Sun as of June 30, 1999 is identical to the accompanying Company balance sheet, except as follows:

                                                                           As Presented
                                                                              Herein                           Sun Communities, Inc.
                                                                           June 30, 1999      Adjustments          June 30, 1999
                                                                         ----------------   ---------------    ---------------------
                                                                                            (in thousands)
Notes receivable ..............................................             $  61,166            $  (2,600)       $   58,566
                                                                            =========            =========        ==========
Total assets ..................................................             $ 868,882            $  (2,600)       $  866,282
                                                                            =========            =========        ==========

Minority interests ............................................                                  $  90,598        $   90,598
                                                                                                                  ==========

Preferred OP Units ............................................             $  35,783              (35,783)
General partner ...............................................               346,162             (346,162)
Limited partners ..............................................                54,815              (54,815)

Common stock ..................................................                     -                  173       $      173
Additional paid-in capital ....................................                     -              390,365          390,365
Distributions in excess of
accumulated earnings ..........................................                     -              (35,524)         (35,524)
Officers' notes ...............................................                     -              (11,452)         (11,452)
Unearned compensation .........................................                (5,020)                   -           (5,020)
                                                                            ---------            ---------       ----------
     Partners' capital/Stockholders'
       equity .................................................             $ 431,740            $  (2,600)      $  338,542
                                                                            =========            =========       ==========
     Total liabilities and partners'
       capital/Stockholders' equity ...........................             $ 868,882            $  (2,600)      $  866,282
                                                                            =========            =========       ==========

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -----------------


2.    RENTAL PROPERTY:

      The following summarizes rental property (in thousands):

                                                                                 June 30,         December 31,
                                                                                   1999               1998
                                                                              -------------      ---------------
              Land                                                            $      74,466      $        71,930
              Land improvements and buildings                                       709,960              679,755
              Furniture, fixtures, equipment                                         16,564               15,209
              Land held for future development                                       21,441               26,511
              Property under development                                             23,328                9,747
                                                                              -------------      ---------------
                                                                                    845,759              803,152
              Accumulated depreciation                                               83,527               70,940
                                                                              -------------      ---------------

              Rental property, net                                            $     762,232      $       732,212
                                                                              =============      ===============


      Through June 30, 1999, the cost of acquisitions totaled approximately $20.0 million for four existing communities comprised of 793 developed sites and 301 development sites and $1.0 million for one development community planned for approximately 523 sites.



3.    NOTES RECEIVABLE:

      Notes receivable consisted of the following (amounts in thousands):

                                                                                         June 30,          December 31,
                                                                                          1999                1998
                                                                                      ------------        -------------
         Mortgage notes receivable with minimum monthly interest payments at 7%, maturing June 30, 2012, collateralized by manufactured
               housing/recreational vehicle communities located in Dover, DE
               (a).                                                                   $     15,093        $     15,093

         Mortgage note receivable, bears interest at 13%
               payable on demand, collateralized by
               land in Harris County, Texas.                                                 4,400               4,400

         Note receivable, bears interest at LIBOR + 2.35%
               and payable on demand.                                                       11,834              10,774

         Note receivable, bears interest at 9.75% and
               matures September 2005                                                        4,000               4,000

         Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate
               and maturity of 10% and 22 years, respectively. (b)                          21,128               5,339

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------


3.    NOTES RECEIVABLE CONTINUED:

                                                                                         June 30,        December 31,
                                                                                           1999              1998
                                                                                      -------------    ---------------
         Notes receivable, other, various interest rates ranging from 6% to
               13.75% or prime + 1.5%, various
               maturity dates through December 31, 2003.                                      2,111              1,853

         10 year note receivable from an officer of the general partner bearing interest at LIBOR + 1.75%, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by
               80,000 shares of Sun's common stock with personal liability up to
               $1.3 million                                                                   2,600              2,600
                                                                                      -------------    ---------------
                                                                                      $      61,166    $        44,059
                                                                                      =============    ===============

         (a) The stated interest rate is 12%. The excess of the interest earned at the stated rate over the pay rate is recognized upon receipt of payment.


4.     DEBT:

       The following table sets forth certain information regarding debt (in thousands):

                                                                                 June 30,            December 31,
                                                                                  1999                   1998
                                                                              -------------      -------------------

           Collateralized term loan, interest at 7.01%,
                  due September 9, 2007                                       $      44,180      $        44,425
           Senior notes, interest at 7.375%, due May 1, 2001                         65,000               65,000
           Senior notes, interest at 7.625%, due May 1, 2003                         85,000               85,000
           Senior notes, interest at 6.97%, due December 3, 2007                     35,000               35,000
           Callable/redeemable notes, interest at 6.77%,
                  due May 14, 2015, callable/redeemable
                  May 16, 2005                                                       65,000               65,000
           Capitalized lease obligations, interest ranging
                  from 5.5% to 6.3%, due March 2001 through
                  January 2004                                                       36,870               26,542
           Mortgage notes, other                                                     19,443               18,197
                                                                              -------------      ---------------
                                                                              $     350,493      $       339,164
                                                                              =============      ===============


       The Company had $36 million available to borrow under its line of credit at June 30, 1999. Effective July 1, 1999, the Company renewed its line of credit facility from $100 million to $125 million and extended the maturity date to January 1, 2003 with an interest rate of LIBOR plus 1.05%.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               ------------------


5.     OTHER INCOME:

       The components of other income are as follows for the periods ended June 30, 1999 and 1998 (in thousands):


                                                                        For the Three Months            For the Six Months
                                                                           Ended June 30,                 Ended June 30,
                                                                          1999          1998           1999         1998
                                                                      ------------   ----------    -----------    ---------
                     Interest and other                               $      1,534   $    1,023    $     2,728    $   1,662
                     Income from affiliate                                     534          520            850          695
                                                                      ------------   ----------    -----------    ---------
                                                                      $      2,068   $    1,543    $     3,578    $   2,357
                                                                      ============   ==========    ===========    =========

6.     EARNINGS PER OP UNIT:

                                                                       For the Three Months         For the Six Months
                                                                           Ended June 30,              Ended June 30,
                                                                          1999       1998           1999         1998
                                                                       ---------   ---------    -----------   ----------
       Earnings used for basic and diluted earnings per
          OP unit computation                                          $   8,101   $   7,342    $    16,413   $   15,652
                                                                       =========   =========    ===========   ==========

       Total units used for basic earnings per OP unit                    19,964      19,051         19,950       19,034
       Dilutive securities, principally Sun's stock options                  193         171            155          182
                                                                       ---------   ---------    -----------   ----------
       Total shares used for diluted earnings per OP unit
          computation                                                     20,157      19,222         20,105       19,216
                                                                       =========   =========    ===========   ==========




       Diluted earnings per OP unit reflect the potential dilution that would occur if securities were exercised or converted into OP units. Convertible POP Units are excluded from the computations as their inclusion would have an antidilutive effect on earnings per share in 1999 and 1998.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                ---------------

OVERVIEW

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto. Capitalized terms are used as defined elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 1999 and 1998

For the six months ended June 30, 1999, income before other, net increased by
10.6 percent from $16.0 million to $17.7 million, when compared to the six months ended June 30, 1998. The increase was due to increased revenues of $6.3 million while expenses increased by $4.6 million.

Income from property increased by $5.0 million from $56.9 million to $61.9 million or 8.9 percent, due to acquisitions ($2.2 million), lease up of manufactured home sites including new development ($1.1 million) and increases in rents and other community revenues ($1.7 million).

Other income increased by $1.2 million from $2.4 million to $3.6 million due primarily to a $1.1 million increase in interest income.

Property operating and maintenance increased by $0.7 million from $12.6 million to $13.3 million or 5.9 percent due primarily to acquisitions ($0.6 million).

Real estate taxes remained constant at $4.4 million during 1999 and 1998.

Property management expenses increased by $0.3 million from $1.0 million to $1.3 million representing 2.0 percent and 1.8 percent of income from property in 1999 and 1998, respectively.

General and administrative expenses increased by $0.2 million from $1.7 million to $1.9 million or 9.7 percent due primarily to increased staffing to manage the growth of the Company. General and administrative expenses as a percentage of income from property remained constant at 3.0 percent in both periods.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $5.1 million from $39.6 million to $44.7 million. EBITDA as a percent of revenues increased to 68.2 percent in 1999 compared to 66.8 percent in 1998.

Depreciation and amortization increased by $2.0 million from $12.0 million to $14.0 million or 16.7 percent due primarily to the acquisitions of communities in 1999 and 1998.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               -----------------

RESULTS OF OPERATIONS CONTINUED

Interest expense increased by $1.4 million from $11.6 million to $13.0 million or 11.9 percent primarily due to increased average debt outstanding.

Other, net of $0.9 million in 1998 represents a gain from the disposition of certain assets.

Comparison of the three months ended June 30, 1999 and 1998

For the three months ended June 30, 1999, income before other, net increased by
9.5 percent from $8.0 million to $8.7 million, when compared to the three months ended June 30, 1998. The increase was due to increased revenues of $2.8 million while expenses increased by $2.1 million.

Income from property increased by $2.3 million from $28.3 million to $30.6 million or 8.1 percent, due to acquisitions ($0.7 million), lease up of manufactured home sites including new development ($0.5 million) and increases in rents and other community revenues ($1.1 million).

Other income increased by $0.5 million from $1.6 million to $2.1 million due primarily to a $0.4 million increase in interest income.

Property operating and maintenance increased by $0.3 million from $6.1 million to $6.4 million or 5.0 percent due to acquisitions.

Real estate taxes remained constant at $2.2 million during 1999 and 1998.

Property management expenses increased by $0.1 million from $0.5 million to $0.6 million representing 2.1 percent and 1.9 percent of income from property in 1999 and 1998, respectively.

General and administrative expenses increased by $0.1 million from $0.9 million to $1.0 million or 10.7 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of income from property increased slightly from 3.0 percent in 1998 to 3.1 percent in 1999.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $2.3 million from $20.1 million to $22.4 million. EBITDA as a percent of revenues increased to 68.6 percent in 1999 compared to 67.3 percent in 1998.

Depreciation and amortization increased by $1.1 million from $6.0 million to $7.1 million or 17.6 percent due primarily to acquisitions of communities in 1999 and 1998.

Interest expense increased by $0.5 million from $6.0 million to $6.5 million or
7.9 percent primarily due to increased average debt outstanding.

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                ----------------

SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the six months ended June 30, 1999 and 1998. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1998 and June 30, 1999. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company is providing financing and managing the properties. Such amounts relate to the total portfolio data and include 923 sites in 1999 and 1998.


                                                                       SAME PROPERTY                TOTAL PORTFOLIO
                                                                   --------------------         ----------------------
                                                                   1999            1998           1999           1998
                                                                 -------         -------        -------        -------
Income from property                                             $43,586         $40,974        $61,941        $56,886
                                                                 -------         -------        -------        -------
Property operating expenses:
        Property operating and maintenance                         7,763           7,477         13,289         12,551
Real estate taxes                                                  3,358           3,466          4,411          4,380
                                                                 -------         -------        -------        -------
                Property operating expenses                       11,121          10,943         17,700         16,931
                                                                 -------         -------        -------        -------

Property EBITDA                                                  $32,465         $30,031        $44,241        $39,955
                                                                 =======         =======        =======        =======

Number of properties                                                  79              79            108            104
Developed sites                                                   27,385          26,585         38,500         36,800
Occupied sites                                                    26,059          25,570         35,600         33,600
Occupancy %                                                         95.2%(1)        96.2%(1)       94.7%(1)       96.1%(1)
Weighted average monthly rent per site                           $   273 (1)     $   262 (1)    $   274 (1)    $   266 (1)
Sites available for development                                    1,303           2,423          7,763          5,554
Sites planned for development in current year                        185             931          2,343          1,512

(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property revenues increased by $2.6 million from $41.0 million to $43.6 million, or 6.4 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass throughs. Also contributing to revenue growth was the increase of 489 leased sites at June 30, 1999 compared to June 30, 1998.

Property operating expenses increased by $0.2 million from $10.9 million to $11.1 million or 1.6 percent, due to increased occupancies and costs. Property EBITDA increased by $2.4 million from $30.0 million to $32.4 million, or 8.1 percent.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                ----------------

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $6.4 million to $3.2 million at June 30, 1999 compared to $9.6 million at December 31, 1998 because cash used in investing activities exceeded cash provided by operating and financing activities.

Net cash provided by operating activities decreased by $6.8 million to $25.3 million for the six months ended June 30, 1999 compared to $32.1 million for the same period in 1998. This decrease was due to accounts payable and other liabilities, including distributions, decreasing by $8.0 million and other assets decreasing by $2.6 million offset by a $3.7 million increase in income before minority interests, depreciation and amortization and other.

Net cash used in investing activities decreased by $16.0 million to $49.3 million from $65.3 million due to a $25.7 million decrease in rental property acquisition activities offset by an increase of $6.1 million used to finance notes receivable and a decrease in proceeds of $4.7 million related to asset sales.

Net cash provided by financing activities decreased by $15.2 million to $17.6 million for the six months ended June 30, 1999 compared to $32.8 million for the same period in 1998. This decrease was primarily because $62.5 million of notes payable, net of deferred financing costs, were issued in 1998 and none issued in 1999, offset by increased borrowings on the line of credit of $50.0 million.

The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of debt securities, or general or limited partnership interests. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term. The Company can also meet these short-term and long-term requirements by utilizing its $125 million line of credit which bears interest at LIBOR plus 1.05%.

At June 30, 1999, the Company"s debt to total market capitalization approximated 35% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 5.6 years and a weighted average interest rate of 7.0%.

Recurring capital expenditures approximated $3.4 million for the six months ended June 30, 1999, including $0.4 million for additional space and related costs at corporate headquarters.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                -----------------

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

In the third and final phase of the Y2K program, the Company surveyed its material third-party service providers, such as its banks, payroll processor, stock transfer agent and telecommunications provider. The purpose of the survey is to follow-up on the status of their Y2K compliance efforts and assess what effect their possible non-compliance might have on the Company. In addition, the Company discussed with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the Y2K which may affect properties owned or operated by the Company. The third phase was completed on schedule in April 1999. While all surveyed vendors reported that they were aware of the Y2K issue and were scheduled to have all systems remedied before December 31, 1999, most vendors were reluctant to guarantee that their Y2K issues would not adversely affect the operations of the Company. The Company has therefore developed contingency plans for all important business functions dependent on members of its business supply chain.

The Company believes that its expenditures for assessing its Y2K issues, though difficult to quantify, to date have not been material because the Company's Y2K evaluation has been conducted by its own personnel or by its vendors in connection with their servicing operations. The Company received a third-party assessment of its Y2K program methodology and has addressed the recommendations that were deemed appropriate by the Company. The Company is not aware of any other Y2K related conditions that it believes would likely require material expenditures in the future.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               -----------------

OTHER CONTINUED:

Year 2000 Update, Continued

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

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                ----------------

OTHER CONTINUED:

Recent Accounting Pronouncements

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement is effective for fiscal quarters after June 15, 2000. The Company has no derivative instruments at June 30, 1999.

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

Dated: August 2, 1999



                          SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                          BY: Sun Communities, Inc., General Partner

                             BY: /s/     Jeffrey P. Jorissen
                                 ----------------------------------------------
                                         Jeffrey P. Jorissen, Chief Financial
                                         Officer and Secretary

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