Form 10-Q
period 1999-09-30
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 1999-11-05
CIK 917224

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


 |X| Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange
                                  Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

                                     -------

                                                                                         PAGES
                                                                                         -----

PART I
------
Item 1.       Financial Statements:

                  Consolidated Balance Sheets as of September 30, 1999 and
                           December 31, 1998                                                3

                  Consolidated Statements of Income for the Periods
                           Ended September 30, 1999 and 1998                                4

                  Consolidated Statements of Cash Flows for the Nine Months
                           Ended September 30, 1999 and 1998                                5

                  Notes to Consolidated Financial Statements                             6-10


Item 2.       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                          11-17



PART II
-------
Item 2.(c)    Changes in Securities and Use of Proceeds                                    18

Item 6.(a)    Exhibits required by Item 601 of Regulation S-K                              18

Item 6.(b)    Reports on Form 8-K                                                          18

              Signatures                                                                   19

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                 (IN THOUSANDS)

                                    --------


                                    ASSETS                                    1999                  1998
                                                                        ---------------        -------------
Investment in rental property, net                                      $       770,848        $     732,212
Cash and cash equivalents                                                        15,974                9,646
Investment in and advances to affiliate                                           9,623               11,316
Notes receivable                                                                 68,514               44,059
Other assets                                                                     35,197               26,806
                                                                        ---------------        -------------

                  Total assets                                          $       900,156        $     824,039
                                                                        ===============        =============


     LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Line of credit                                                     $        38,000        $      26,000
     Debt                                                                       350,192              339,164
     Accounts payable and accrued expenses                                       23,015               12,637
     Deposits and other liabilities                                               8,573               12,051
                                                                        ---------------        -------------

                  Total liabilities                                             419,780              389,852
                                                                        ---------------        -------------

Partners' Capital:
     Preferred Operating Partnership Units ("POP Units"),
         unlimited authorized, 3,325 and 1,325 issued and
         outstanding in 1999 and 1998, respectively                              85,783               35,783
     Operating Partnership Units ("OP Units"), unlimited
         authorized; 20,137 and 20,072 issued and
         outstanding in 1999 and 1998, respectively
            General partner                                                     344,325              348,266
            Limited partners                                                     55,247               55,440
     Unearned compensation                                                       (4,979)              (5,302)
                                                                        ---------------        -------------

                  Total partners' capital                                       480,376              434,187
                                                                        ---------------        -------------

                  Total liabilities and partners' capital               $       900,156        $     824,039
                                                                        ===============        =============


         The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                    -------

                                                              For the Three Months            For the Nine Months
                                                               Ended September 30,             Ended September 30,
                                                                1999         1998             1999          1998
                                                              --------     -------          -------       -------
Revenues:
        Income from property                                  $31,310      $28,294          $93,251        $85,180
        Other income                                            2,680        2,109            6,258          4,466
                                                              -------      -------          -------        -------

                Total revenues                                 33,990       30,403           99,509         89,646
                                                              -------      -------          -------        -------
Expenses:
        Property operating and maintenance                      7,118        6,544           20,407         19,095
        Real estate taxes                                       2,255        2,122            6,666          6,502
        Property management                                       713          646            1,970          1,658
        General and administrative                                890          771            2,752          2,468
        Depreciation and amortization                           7,277        6,115           21,294         18,121
        Interest                                                7,010        6,178           20,028         17,808
                                                              -------      -------          -------        -------

                Total expenses                                 25,263       22,376           73,117         65,652
                                                              -------      -------          -------        -------

Income before other                                             8,727        8,027           26,392         23,994
Other, net                                                         --        2,093               --          3,030
                                                              -------      -------          -------        -------
Net income                                                      8,727       10,120           26,392         27,024

Less distribution to Preferred OP Units                           627          627            1,879          1,879
                                                              -------      -------          -------        -------

Earnings attributable to OP Units                             $ 8,100      $ 9,493          $24,513        $25,145
                                                              =======      =======          =======        =======

Net income attributed to:
        General Partner                                       $ 6,985      $ 8,410          $21,084        $22,214
        Limited Partners                                        1,115        1,083            3,429          2,931
                                                              -------      -------          -------        -------
                                                              $ 8,100      $ 9,493          $24,513        $25,145
                                                              =======      =======          =======        =======
Earnings per OP Unit:
        Basic                                                 $  0.41      $  0.50           $  1.23       $  1.32
                                                              =======      =======           =======       =======
        Diluted                                               $  0.40      $  0.49           $  1.21       $  1.30
                                                              =======      =======           =======       =======

Weighted average OP Units outstanding                          19,971       19,075            19,957        19,048
                                                              =======      =======           =======       =======




         The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                 (IN THOUSANDS)

                                     ------



                                                                                    1999               1998
                                                                               -------------       ------------
Cash flows from operating activities:
    Earnings attributable to OP Units                                          $      24,513       $     25,145
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Other, net                                                                         --             (3,030)
       Depreciation and amortization                                                  21,294             18,121
       Amortization of deferred financing costs                                          658                491
       Increase in other assets                                                       (9,713)            (4,355)
       Increase in accounts payable and other liabilities                              6,900             10,281
                                                                               -------------       ------------
               Net cash provided by operating activities                              43,652             46,653
                                                                               -------------       ------------

Cash flows from investing activities:
    Investment in rental properties                                                  (57,963)           (80,755)
    Investment in and advances to affiliate                                            1,693             (1,755)
    Proceeds related to asset sales                                                   12,534             20,773
    Investment in notes receivable                                                   (24,298)           (14,145)
                                                                               -------------       ------------

               Net cash used in investing activities                                 (68,034)           (75,882)
                                                                               --------------      ------------

Cash flows from financing activities:
    Borrowings on line of credit, net                                                 12,000              4,000
    Repayments on notes payable and other debt                                        (1,277)              (708)
    Net proceeds from notes payable                                                       --             65,000
    Capital contribution                                                              51,726              1,337
    Distributions                                                                    (30,352)           (27,660)
    Payments for deferred financing costs                                             (1,387)            (2,770)
                                                                               -------------       ------------

               Net cash provided by financing activities                              30,710             39,199
                                                                               -------------       ------------

Net increase in cash and cash equivalents                                              6,328              9,970

Cash and cash equivalents, beginning of period                                         9,646              2,198
                                                                               -------------       ------------

Cash and cash equivalents, end of period                                       $      15,974       $     12,168
                                                                               =============       ============

Supplemental information:
    Debt assumed for rental properties                                         $       1,700       $     18,356
    Capitalized lease obligation for rental properties                         $      10,605       $      9,479
    OP units issued for rental properties                                      $          --       $      1,704
    Common stock issued as unearned compensation                               $          --       $      5,631


         The accompanying notes are an integral part of the consolidated financial statements

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -----


1.  BASIS OF PRESENTATION:

    These unaudited condensed consolidated financial statements of Sun Communities Operating Limited Partnership (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1998. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period financial statements to conform with current period presentation.

    The Company owns 100 percent of the preferred stock of an affiliate, Sun Home Services, Inc., is entitled to 95 percent of the operating cash flow, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by three officers of the Company who are entitled to receive 5 percent of the operating cash flow.

    Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the Company's partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. Amounts paid on behalf of Sun by the Company are reflected in the statement of operations as general and administrative expenses. The balance sheet of Sun as of September 30, 1999 is identical to the accompanying Company balance sheet, except as follows:

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------



1. BASIS OF PRESENTATION: CONTINUED

                                                       As Presented
                                                          Herein                                Sun Communities, Inc.
                                                    September 30, 1999        Adjustments        September 30, 1999
                                                    ------------------        -----------        ------------------
                                                                             (in thousands)
       Notes receivable...........................  $          68,514       $       (2,600)     $         65,914
                                                    =================       ==============      ================

       Total assets...............................  $         900,156       $       (2,600)     $        897,556
                                                    =================       ==============      ================

       Minority interests.........................                          $      141,030      $        141,030
                                                                                                ================

       Preferred OP Units.........................  $          85,783              (85,783)
       General partner............................            344,325             (344,325)
       Limited partners...........................             55,247              (55,247)

       Common stock...............................                                     174      $            174
       Additional paid-in capital.................                                 390,382               390,382
       Distributions in excess of
           accumulated earnings...................                                 (37,379)              (37,379)
       Officers' notes............................                                 (11,452)              (11,452)
       Unearned compensation......................             (4,979)                  --                (4,979)
                                                    -----------------       --------------      ----------------
           Partners' capital/Stockholders'........
               equity.............................  $         480,376       $       (2,600)     $        336,746
                                                    =================       ==============      ================
       Total liabilities and partners'
           capital/Stockholders' equity...........  $         900,156       $       (2,600)     $        897,556
                                                    =================       ==============      ================

2.    RENTAL PROPERTY:

      The following summarizes rental property (in thousands):

                                                                             September 30,         December 31,
                                                                                 1999                  1998
                                                                            --------------      ----------------
              Land                                                          $       76,888      $         71,930
              Land improvements and buildings                                      725,981               679,755
              Furniture, fixtures, equipment                                        16,938                15,209
              Land held for future development                                      19,386                26,511
              Property under development                                            21,693                 9,747
                                                                            --------------      ----------------
                                                                                   860,886               803,152
              Accumulated depreciation                                              90,038                70,940
                                                                            --------------      ----------------

              Rental property, net                                          $      770,848      $        732,212
                                                                            ==============      ================



      Through September 30, 1999, the cost of acquisitions totaled approximately $29.3 million for five existing communities comprised of 1,085 developed sites and 301 development sites and $8.2 million for two development communities planned for approximately 1,238 sites.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------


3.  NOTES RECEIVABLE:

    Notes receivable consisted of the following (amounts in thousands):

                                                                                     September 30,      December 31,
                                                                                         1999               1998
                                                                                     ------------      --------------
      Mortgage notes receivable with minimum monthly interest payments at 7%, maturing June 30, 2012, collateralized by manufactured
               housing/recreational vehicle communities located in Dover, DE (a).    $  15,093          $   15,093

      Note receivable, bears interest at LIBOR + 2.35% and payable on demand.           25,148              10,774

      Note receivable, bears interest at 9.75% and matures September 2005                4,000               4,000

      Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of 11% and 21
               years, respectively. (b)                                                 19,861               5,339

      Notes receivable, other, various interest rates ranging from 6% to 9.5%
               or prime + 1.5%, various maturity dates through December 31, 2003.        1,812               1,853

      10 year note receivable from an officer of the general partner bearing interest at LIBOR + 1.75%, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by
               80,000 shares of Sun's common stock with personal liability up
               to $1.3 million                                                           2,600               2,600

      Mortgage note receivable, bears interest at 13% payable on demand                     --               4,400
                                                                                     ---------          ----------
                                                                                     $  68,514          $   44,059
                                                                                     =========          ==========


      (a) The stated interest rate is 12%. The excess of the interest earned at the stated rate over the pay rate is recognized upon receipt of payment.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -----


4.     DEBT:

       The following table sets forth certain information regarding debt (in thousands):

                                                                               September 30,        December 31,
                                                                                   1999                 1998
                                                                              -------------       ---------------
           Collateralized term loan, interest at 7.01%,
                  due September 9, 2007                                       $      44,054      $        44,425
           Senior notes, interest at 7.375%, due May 1, 2001                         65,000               65,000
           Senior notes, interest at 7.625%, due May 1, 2003                         85,000               85,000
           Senior notes, interest at 6.97%, due December 3, 2007                     35,000               35,000
           Callable/redeemable notes, interest at 6.77%,
                  due May 14, 2015, callable/redeemable
                  May 16, 2005                                                       65,000               65,000
           Capitalized lease obligations, interest ranging
                  from 5.5% to 6.3%, due March 2001 through
                  January 2004                                                       36,746               26,542
           Mortgage notes, other                                                     19,392               18,197
                                                                              -------------      ---------------
                                                                              $     350,192      $       339,164
                                                                              =============      ===============



       The Company had $87 million available to borrow under its line of credit at September 30, 1999. Effective July 1, 1999, the Company increased its line of credit facility from $100 million to $125 million and extended the maturity date to January 1, 2003. Borrowings under the line of credit bear interest at the rate of LIBOR plus 1.05%.

5.     OTHER INCOME:


       The components of other income are as follows for the periods ended September 30, 1999 and 1998 (in thousands):


                                                                For the Three Months          For the Nine Months
                                                                 Ended September 30,          Ended September 30,
                                                                 1999          1998           1999          1998
                                                              ----------    ---------       --------    ----------
           Interest and other                                 $    1,912    $    1,323      $  4,640    $    2,986
           Income from affiliate                                     768           786         1,618         1,480
                                                              ----------    ----------      --------     ---------
                                                              $    2,680    $    2,109      $  6,258    $    4,466
                                                              ==========    ==========      ========    ==========

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     ------


6.     EARNINGS PER OP UNIT:

                                                                        For the Three Months         For the Nine Months
                                                                         Ended September 30,          Ended September 30,
                                                                          1999        1998          1999           1998
                                                                       ---------    --------      --------        -------
       Earnings used for basic and diluted earnings per
          OP unit computation                                          $   8,100    $  9,493     $   24,513      $ 25,145
                                                                       =========    ========     ==========      ========


       Total units used for basic earnings per OP unit                    19,971      19,075         19,957        19,048
       Dilutive securities, principally Sun's stock options                  177         140            161           167
                                                                       ---------    --------     ----------      --------
       Total shares used for diluted earnings per OP unit
          computation                                                     20,148      19,215         20,118        19,215
                                                                       =========    ========    ===========      ========



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

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 1999 and 1998

For the nine months ended September 30, 1999, income before other, net, increased by 10.0 percent from $24.0 million to $26.4 million, when compared to the nine months ended September 30, 1998. The increase was due to increased revenues of $9.9 million while expenses increased by $7.5 million.

Income from property increased by $8.1 million from $85.2 million to $93.3 million, or 9.5 percent, due to acquisitions ($3.0 million), rent increases ($3.2 million), lease up of manufactured home sites ($1.2 million) and other community revenues ($0.7 million).

Other income increased by $1.8 million from $4.5 million to $6.3 million due primarily to a $1.7 million increase in interest and other income.

Property operating and maintenance expenses increased by $1.3 million from $19.1 million to $20.4 million, or 6.9 percent, due primarily to acquisitions and timing.

Real estate taxes increased by $0.2 million from $6.5 million to $6.7 million, or 2.5 percent, due to acquisitions.

Property management expenses increased by $0.3 million from $1.7 million to $2.0 million, representing 2.1 percent and 1.9 percent of income from property in 1999 and 1998, respectively.

General and administrative expenses increased by $0.3 million from $2.5 million to $2.8 million, or 11.5 percent, due primarily to increased staffing to manage the growth of the Company. General and administrative expenses as a percentage of income from property remained constant at 2.9 percent in both periods.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $7.8 million, from $59.9 million to $67.7 million. EBITDA as a percent of revenues increased to 68.1 percent in 1999 compared to 66.8 percent in 1998.

Depreciation and amortization increased by $3.2 million from $18.1 million to $21.3 million, or 17.5 percent, due primarily to acquisitions of communities in 1999 and 1998.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------


RESULTS OF OPERATIONS CONTINUED

Interest expense increased by $2.2 million from $17.8 million to $20.0 million, or 12.5 percent, primarily due to increased average debt outstanding.

Other, net of $3.0 million in 1998 represents a gain from the disposition of certain assets.

Comparison of the three months ended September 30, 1999 and 1998

For the three months ended September 30, 1999, income before minority interests and other, net, increased by 8.7 percent from $8.0 million to $8.7 million, when compared to the three months ended September 30, 1998. The increase was due to increased revenues of $3.6 million while expenses increased by $2.9 million.

Income from property increased by $3.0 million from $28.3 million to $31.3 million, or 10.7 percent, due to acquisitions ($0.8 million), rent increases ($1.1 million), lease up of manufactured home sites ($0.5 million) and increases in rents and other community revenues ($0.6 million).

Other income increased by $0.6 million from $2.1 million to $2.7 million due primarily to an increase in interest and other income.

Property operating and maintenance expenses increased by $0.6 million from $6.5 million to $7.1 million, or 8.8 percent, due primarily to acquisitions and timing.

Real estate taxes increased by $0.1 million from $2.1 million to $2.2 million due to acquisitions.

Property management expenses increased by $0.1 million from $0.6 million to $0.7 million, representing 2.3 percent of income from property in both 1999 and 1998.

General and administrative expenses increased by $0.1 million from $0.8 million to $0.9 million, or 15.4 percent, due primarily to increased staffing to manage the growth of the Company. General and administrative expenses as a percentage of income from property increased slightly from 2.7 percent in 1998 to 2.8 percent in 1999.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $2.7 million from $20.3 million to $23.0 million. EBITDA as a percent of revenues increased to 67.7 percent in 1999 compared to 66.8 percent in 1998.

Depreciation and amortization increased by $1.2 million from $6.1 million to $7.3 million, or 19.0 percent, due primarily to acquisitions of communities in 1999 and 1998.

Interest expense increased by $0.8 million from $6.2 million to $7.0 million, or
13.5 percent, primarily due to increased average debt outstanding.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------


RESULTS OF OPERATIONS CONTINUED

Other, net of $2.1 million in 1998 represents a gain from the disposition of certain assets.

SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the nine months ended September 30, 1999 and 1998. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1998 and September 30, 1999. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company is providing financing and managing the properties. Such amounts relate to the total portfolio data and include 923 sites in 1999 and 1998.


                                                             SAME PROPERTY               TOTAL PORTFOLIO
                                                       ------------------------     -----------------------
                                                         1999            1998         1999           1998
                                                       --------        --------     --------      ---------
Income from property                                   $ 65,834        $ 61,903     $ 93,251      $  85,180
                                                       --------        --------     --------      ---------
Property operating expenses:
        Property operating and maintenance               12,031          11,832       20,407         19,095
        Real estate taxes                                 5,081           5,199        6,666          6,502
                                                       --------        --------     --------      ---------
                Property operating expenses              17,112          17,031       27,073         25,597
                                                       --------        --------     --------      ---------

Property EBITDA                                        $ 48,722        $ 44,872      $66,178      $  59,583
                                                       ========        ========      =======      =========

Number of operating properties                               79              79          110            104
Developed sites                                          27,458          26,965       39,336         36,956
Occupied sites                                           26,280          25,633       36,325         33,484
Occupancy %                                                95.7%(1)        95.1%(1)     94.7%(1)       95.2%(1)
Weighted average monthly rent per site                 $    275 (1)    $    264 (1)     $276 (1)   $    267 (1)
Sites available for development                           1,228           1,789        6,500          5,854
Sites planned for development in current year               136             374          550          1,220


(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property revenues increased by $3.9 million from $61.9 million to $65.8 million, or 6.4 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 647 leased sites at September 30, 1999 compared to September 30, 1998.

Property operating expenses increased by $0.1 million from $17.0 million to $17.1 million or 0.5 percent, due to increased occupancies and costs. Property EBITDA increased by $3.8 million from $44.9 million to $48.7 million, or 8.6 percent.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $6.3 million to $16.0 million at September 30, 1999 compared to $9.7 million at December 31, 1998 because cash provided by operating and financing activities exceeded cash used in investing activities.

Net cash provided by operating activities decreased by $3.0 million to $43.7 million for the nine months ended September 30, 1999 compared to $46.7 million for the same period in 1998. This decrease was primarily due to other assets increasing by $5.4 million and accounts payable and other liabilities, including distributions, decreasing by $3.4 million offset by a $5.6 million increase in income before minority interests, depreciation and amortization and other.

Net cash used in investing activities decreased by $7.9 million to $68.0 million from $75.9 million due to a $14.6 million decrease in rental property acquisition activities, net of proceeds from asset sales, and a $3.5 million decrease in investments in and advances to affiliates, offset by an increase of $10.2 million used to finance notes receivable.

Net cash provided by financing activities decreased by $8.5 million to $30.7 million for the nine months ended September 30, 1999 compared to $39.2 million for the same period in 1998. This decrease was primarily because $63.6 million of notes payable, net of deferred financing costs, were issued in 1998 and none issued in 1999, and distributions increased by $2.7 million offset by $50.4 million of additional capital contributions and increased borrowings on the line of credit of $8.0 million.

The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of debt securities, or general or limited partnership interests. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term. The Company may also meet these short-term and long-term requirements by utilizing its $125 million line of credit which bears interest at LIBOR plus 1.05% and is due January 1, 2003. See "Special Note Regarding Forward-Looking Statements."

On September 29, 1999, the Company completed a private placement of 2,000,000 Series A Preferred Units to institutional investors in exchange for a capital contribution of $50 million. Series A Preferred Units, which may be called by the Company at par on or after September 29, 2004, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at an annualized rate of 9.125%. The Series A Preferred Units are convertible into preferred stock of Sun under certain circumstances. The Company used the proceeds from such private placement to reduce outstanding indebtedness under its revolving credit facility.

At September 30, 1999, the Company's debt to total market capitalization approximated 33% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 5.5 years and a weighted average interest rate of 7.0%.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------


LIQUIDITY AND CAPITAL RESOURCES CONTINUED:

Recurring capital expenditures approximated $4.6 million for the nine months ended September 30, 1999, including $0.4 million for additional space and related costs at corporate headquarters.

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

In the third and final phase of the Y2K program, the Company surveyed its material third-party service providers, such as its banks, payroll processor, stock transfer agent and telecommunications provider. The purpose of the survey is to follow-up on the status of their Y2K compliance efforts and assess what effect their possible non-compliance might have on the Company. In addition, the Company discussed with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the Y2K issue which may affect properties owned or operated by the Company. The third phase was completed on schedule in April 1999. While all surveyed vendors reported that they were aware of the Y2K issue and were scheduled to have all systems remedied before December 31, 1999, most vendors were reluctant to guarantee that their Y2K issues would not adversely affect the operations of the Company. The Company has therefore developed contingency plans for all important business functions dependent on members of its business supply chain.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------


OTHER CONTINUED:

Year 2000 Update, Continued

The Company believes that its expenditures for assessing its Y2K issues, though difficult to quantify, to date have not been material because the Company's Y2K evaluation has been conducted by its own personnel or by its vendors in connection with their servicing operations. The Company received a third-party assessment of its Y2K program methodology and has addressed the recommendations that were deemed appropriate by the Company. The Company is not aware of any other Y2K related conditions that it believes would likely require material expenditures in the future. See "Special Note Regarding Forward-Looking Statements."

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see the section entitled "Risk Factors" of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 31, 1999 for a list of uncertainties and factors.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------

OTHER CONTINUED:

Special Note Regarding Forward-Looking Statements, Continued

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


Recent Accounting Pronouncements

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement is effective for fiscal quarters after June 15, 2000. The Company has no derivative instruments at September 30, 1999.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP


PART II

ITEM 2.(C) - CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 29, 1999, the Company completed a private placement of 2 million Series A Preferred Units to institutional investors in exchange for a capital contribution of $50 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

Dated: November 5, 1999



                   SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   BY: Sun Communities, Inc., General Partner

                   BY: /s/   Jeffrey P. Jorissen
                      ----------------------------------------------------------
                             Jeffrey P. Jorissen, Chief Financial Officer
                             and Secretary

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