Form 10-K
period 1999-12-31
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 2000-03-21
CIK 917224

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                Yes  X   No
                                    ---
         As of March 6, 2000, the aggregate market value of the Registrant's partnership units held by non-affiliates of the Registrant was approximately $142,000,000 based on the closing sales price of Sun Communities, Inc. (into which the partnership units are convertible on a one-for-one basis) on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude partnership units owned by directors and officers of Sun Communities, Inc., some of whom may not be held to be affiliates upon judicial determination.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the definitive Proxy Statement to be filed by Sun Communities, Inc. for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Company"), owns, operates and finances manufactured housing communities concentrated in the midwestern and southeastern United States. Sun Communities, Inc., a Maryland corporation and the sole general partner of the Company ("General Partner"), is a fully integrated real estate company which, together with its affiliates and predecessors, has been in the business of acquiring, operating and expanding manufactured housing communities since 1975. At December 31, 1999, the Company owned and operated or financed a portfolio of 111 developed properties located in sixteen states (the "Properties"), including 94 manufactured housing communities, 5 recreational vehicle communities and 12 properties containing both manufactured housing and recreational vehicle sites. At December 31, 1999, the Properties contained an aggregate of 33,950 developed manufactured home sites, approximately 7,350 manufactured home sites suitable for development and approximately 4,650 recreational vehicle sites. In order to enhance property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation ("Home Services" or "SHS"), actively markets and sells new and used manufactured homes for placement in the Properties.

         The General Partner made an election to be taxed as a REIT for federal income tax purposes commencing with the calendar year beginning January 1, 1994, and is self-administered and self-managed.

         The Company's executive and principal property management office is located at 31700 Middlebelt Road, Suite 145, Farmington Hills, Michigan 48334 and its telephone number is (248) 932-3100. The Company has regional property management offices located in Elkhart, Indiana and Tampa, Florida. The Company employed 639 people as of December 31, 1999.

STRUCTURE OF THE COMPANY

         The operations of the General Partner are carried on through certain subsidiaries (the "Subsidiaries"), including the Company, which, among other things, enables the General Partner to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs. The General Partner established the Company to allow the General Partner to acquire manufactured housing communities in transactions that defer some or all of the sellers' tax consequences. Substantially all of the General Partner's assets are held by or through the Company, of which the General Partner is the sole general partner, and wholly-owned subsidiaries of the Company. In addition to the Company, the Subsidiaries include Home Services, which provides manufactured home sales and other services to current and prospective tenants of the Properties. The Company owns 100% of the non-voting preferred stock of Home Services, which entitles the Company to 95% of the cash flow from operating activities of Home Services. The voting common stock of Home Services is currently owned by Gary A. Shiffman and Jeffrey P. Jorissen, executive officers of the General Partner, and the Estate of Milton M. Shiffman, a former executive officer of the General Partner, entitling them to the remaining 5% of such cash flow from operating activities. Sun Water Oak Golf, Inc. ("Sun Golf") is a wholly-owned subsidiary of Home Services. Sun Golf was organized to own and operate the golf course, restaurant and related facilities located on the Water Oak Property that were acquired in November 1994.

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

PROPERTY MANAGEMENT

         The Company's property management strategy emphasizes intensive, hands-on management by dedicated, on-site community managers. The Company believes that this on-site focus enables it to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the Company's 639 employees, 577 are located on-site as property managers, support staff, or maintenance personnel.

         The Company's community managers are overseen by Brian W. Fannon, Senior Vice President and Chief Operating Officer of the General Partner, who has 30 years of property management experience, two Senior Vice Presidents, four Regional Vice Presidents and fourteen Regional Property Managers. In addition, the Regional Property Managers are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections.

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

ITEM 2.  PROPERTIES

         General. At December 31, 1999, the Properties consisted of 94 manufactured housing communities, 5 recreational vehicle communities and 12 properties containing both manufactured housing and recreational vehicle sites located in sixteen states concentrated in the midwestern and southeastern United States. At December 31, 1999, the Properties contained 33,950 developed manufactured home sites, approximately 7,350 manufactured home sites suitable for development and approximately 4,650 recreational vehicle sites. In addition, at December 31, 1999, the Company owned seven undeveloped properties on which the Company plans to develop approximately 3,400 manufactured home sites. Most of the Properties include amenities oriented towards family and retirement living. Of the 111 Properties, 51 have more than 300 developed manufactured home sites, with the largest having 913 developed manufactured home sites.

         The Properties had an aggregate occupancy rate of 94.0% as of December 31, 1999, excluding recreational vehicle sites. Since January 1, 1999, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 3.1% and an average annual turnover of residents (where the home is sold and remains within the community, typically without interruption of rental income) of approximately 8.5%.

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

         The Company has sought to concentrate its communities within certain geographic areas in order to achieve economies of scale in management and operation. The Properties are principally located in the midwestern and southeastern United States. The Company has identified Florida as a key market in which to expand its existing operations in the southeast because of Florida's stable tenant base, relatively low cost of living and attractive acquisition opportunities. Additionally, the Company's midwestern operations serve as a source of prospective tenants for the Florida Properties, which are generally oriented towards retirement living. Nevertheless, because the Company believes that geographic diversification will help insulate the portfolio from regional economic influences, the Company is also interested in expanding its operations in the western United States.

The following table sets forth certain information relating to the Properties owned or financed as of December 31, 1999:


                             DEVELOPED      OCCUPANCY       OCCUPANCY      OCCUPANCY
                            SITES AS OF       AS OF           AS OF          AS OF
PROPERTY AND LOCATION        12/31/99      12/31/97 (1)    12/31/98(1)    12/31/99(1)
---------------------       -----------    ------------    -----------    -----------
MIDWEST
  MICHIGAN
Allendale                       352          80%(5)           82%              95%
  Allendale, MI
Alpine                          381          99%              99%              99%
  Grand Rapids, MI
Bedford Hills                   339          98%             100%              99%
  Battle Creek, MI
Brentwood                       195          99%              98%              99%
  Kentwood, MI
Byron Center                    143         100%              99%              99%
  Byron Center, MI
Candlewick Court                211          98%             100%              96%
  Owosso, MI
College Park Estates            230          99%              99%              98%
  Canton, MI
Continental Estates             385          92%              93%              88%
  Davison, MI
Continental North               474          96%              70%(5)           84%
  Davison, MI
Country Acres                   182          96%              99%              99%
  Cadillac, MI
Country Meadows                 577          96%(5)          100%             100%
  Flat Rock, MI
Countryside Village             360          96%              97%              96%
  Perry, MI
Creekwood (2)                   336          98%              86%(5)           94%
  Burton, MI
Cutler Estates                  281          98%              98%              99%
  Grand Rapids, MI
Davison East                    190          97%              97%              95%
  Davison, MI
Fisherman's Cove                162          97%              98%              97%
  Flint, MI
Grand                           311          99%              96%              98%
  Grand Rapids, MI
Hamlin                          147          98%              99%             100%
  Webberville, MI
Kensington Meadows              289          77%(5)           80%              95%
  Lansing, MI
Kings Court                     639          95%(5)           98%             100%
  Traverse City, MI
Lafayette Place                 254          (4)              97%              99%
  Metro Detroit, MI
 Lincoln Estates                191         100%              99%              98%
  Holland, MI
Maple Grove Estates              46          98%             100%             100%
  Dorr, MI
Meadow Lake Estates             425         100%             100%              99%
  White Lake, MI
Meadowbrook Estates             453         100%             100%             100%
  Monroe, MI
Meadowstream Village            159          99%              97%              97%
  Sodus, MI
Parkwood                        249          98%              99%              94%
  Grand Blanc, MI


                             DEVELOPED      OCCUPANCY       OCCUPANCY      OCCUPANCY
                            SITES AS OF       AS OF           AS OF          AS OF
PROPERTY AND LOCATION        12/31/99      12/31/97 (1)    12/31/98(1)    12/31/99(1)
---------------------       -----------    ------------    -----------    -----------
Presidential                    364          92%(5)           99%              98%
  Hudsonville, MI
Richmond Place (7)              117          (4)              98%              99%
  Metro Detroit, MI
Scio Farms                      913         100%             100%             100%
  Ann Arbor, MI
Sherman Oaks                    366          98%              99%              98%
  Jackson, MI
St. Clair Place (7)             100          (4)              99%              99%
  Metro Detroit, MI
Timberline Estates              296         100%              98%              97%
  Grand Rapids, MI
Town & Country                  192          99%              99%              99%
  Traverse City, MI
White Lake                      268          97%              99%             100%
  White Lake, MI
White Oak Estates               440          97%              88%(5)           92%
  Mt. Morris, MI
Windham Estates                 352          (4)              59%(5)           78%(5)
  Jackson, MI
Woodhaven Place (7)             220          (4)             100%              99%
  Metro Detroit, MI
Village Trails                  100          (4)              82%              64%(5)
  Howard City, MI
                             ------      ------           ------           ------
Michigan Total               11,689          97%              95%              96%
                             ======      ======           ======           ======
  INDIANA
Brookside Village               570          84%(5)           84%(5)           87%(5)
  Goshen, IN
Carrington Pointe               320          76%              55%(5)           88%(5)
  Ft. Wayne, IN
Clear Water Village             227          94%(5)           96%              98%
  South Bend, IN
Cobus Green                     386          98%              99%              97%
  Elkhart, IN
Deerfield Run                    81          (3)              (3)              59%(5)
   Anderson, IN
Holiday Village                 326          98%              99%              98%
  Elkhart, IN
Liberty Farms                   220         100%             100%              98%
  Valparaiso, IN
Maplewood                       207          97%              98%              97%
  Lawrence, IN
Meadows                         330          99%              98%              97%
  Nappanee, IN
Pine Hills                      128          94%              92%              95%
  Middlebury, IN
Timberbrook                     567          97%              98%              93%
  Bristol, IN
Valleybrook                     799          98%              98%              97%
  Indianapolis, IN
West Glen Village               552          99%             100%              98%
  Indianapolis, IN
Woodlake                        225          (4)              93%              97%
  Ft. Wayne, IN
Woods Edge                      598          98%              84%(5)           91%
  West Lafayette, IN
                             ------      ------           ------           ------
Indiana Total                 5,536          94%              93%              94%
                             ======      ======           ======           ======


                             DEVELOPED      OCCUPANCY       OCCUPANCY      OCCUPANCY
                            SITES AS OF       AS OF           AS OF          AS OF
PROPERTY AND LOCATION        12/31/99      12/31/97 (1)    12/31/98(1)    12/31/99(1)
---------------------       -----------    ------------    -----------    -----------
OTHER
Apple Creek                     177          (3)              (3)              99%
   Cincinnati, OH
Autumn Ridge                    413          99%              97%              99%
  Ankeny, IA
Bell Crossing                   134          (3)              (3)              81%
   Clarksville, TN
Boulder Ridge                   362          18%(5)           82%(5)           96%
  Pflugerville, TX
Branch Creek Estates            392          99%              99%             100%
  Austin, TX
Byrne Hill                      236          (3)              (3)              97%
    Toledo, OH
Candlelight                     309          99%              98%              97%
  Chicago Heights, IL
Casa del Valle (8)              408          96%             100%             100%
  Alamo, TX
Catalina Community              462          97%              98%              94%
  Middletown, OH
Chateau Philomath                76          (3)              (3)              86%
    Philomath, OR
Chisholm Point Estates          412          98%              99%             100%
  Pflugerville, TX
Comal (2)                       139          (3)              (3)              22%(5)
  New Braunfels, TX
Edwardsville                    634          90%(6)           95%              94%
  Edwardsville, KS
High Point (9)                  411          97%              96%              95%
  Frederica, DE
Kenwood (8)                     291          (3)              (3)             100%
   LaFeria, TX
Oakwood Village                 511          (5)             100%              75%(5)
  Dayton, Ohio
Orchard Lake                    147          (3)              (3)              99%
   Cincinnati, OH
Paradise Park                   277         100%              97%              98%
  Chicago Heights, IL
Pine Ridge                      245          99%              98%              98%
 Petersburg, VA
Pin Oak Parc                    502          96%(5)           79%(5)           91%
  O'Fallon, MO
Pine Trace                      209          (3)              (3)              67%(5)
   Houston, TX
Sea Air (9)                     527          99%              99%              99%
  Rehoboth Beach, DE
Snow to Sun (8)                 486          98%              99%              99%
 Weslaco, TX
Southfork                       477          98%              95%              96%
 Belton, MO
Sun Villa Estates               324          (4)             100%             100%
  Reno, NV
Superstition Falls (2)          251          (4)              (4)               0%(5)
  Apache Junction, AZ
Timber Ridge                    581         100%              99%              99%
  Ft. Collins, CO
Westbrook Park (7)              344          (3)              (3)              99%
   Toledo, OH
Willowbrook (7)                 266          97%              98%             100%
  Toledo, OH
Woodland Park Estates           399          (4)             100%              99%
  Eugene, OR


                            DEVELOPED      OCCUPANCY       OCCUPANCY      OCCUPANCY
                           SITES AS OF       AS OF           AS OF          AS OF
PROPERTY AND LOCATION       12/31/99      12/31/97 (1)    12/31/98(1)    12/31/99(1)
---------------------      -----------    ------------    -----------    -----------
Woodside Terrace (7)            439          98%              99%              98%
  Holland, OH
Worthington Arms                224          99%              99%             100%
  Delaware, OH
                              -----         ----             ----             ----
Other Total                  11,065          96%              96%              91%
                             ======        =====            =====            =====

SOUTHEAST
  FLORIDA
Arbor Terrace (8)               430          (6)              (6)              (6)
  Bradenton, FL
Ariana Village                  209          79%              82%              83%
    Lakeland, FL
Bonita Lake (8)                 166          (6)              (6)              (6)
  Bonita Springs, FL
Chain O'Lakes (8)               321          95%              92%              92%
  Grand Island, FL
Elmwood Mobile Home Park        100         100%             100%              99%
  Daytona Beach, FL
Gold Coaster (8)                545         100%             100%             100%
  Florida City, FL
Golden Lakes                    426          94%              94%              95%
  Plant City, FL
Groves RV Resort (8)            306          (6)              (6)              (6)
  Lee County, FL
Holly Forest Estates            402         100%             100%             100%
  Holly Hill, FL
Indian Creek (8)              1,554         100%             100%             100%
  Ft. Myers Beach, FL
Island Lakes                    301          99%             100%             100%
  Merritt Island, FL
Kings Lake                      245          76%              82%              91%
  Debary, FL
Kings Pointe                    227          52%              53%              56%
  Winter Haven, FL
Kissimmee Gardens               239         100%             100%              99%
  Kissimmee, FL
Lake Juliana                    289          59%              63%              69%
  Auburndale, FL
Lake San Marino (8)             400          (6)              (6)              (6)
  Naples, FL
Leesburg Landing                 96          50%              59%              66%
  Lake County, FL
Meadowbrook Village             257         100%              99%             100%
  Tampa, FL
Orange Tree                     246          89%              92%              96%
  Orange City, FL
Royal Country                   864          99%              99%             100%
  Miami, FL
Saddle Oak Club                 376          99%              99%             100%
  Ocala, FL
Siesta Bay (8)                  859          (6)              (6)              (6)
  Ft. Myers Beach, FL
Silver Star                     426          95%              93%              95%
  Orlando, FL
Tallowwood                      261          68%              71%              76%
  Coconut Creek, FL


                           DEVELOPED      OCCUPANCY       OCCUPANCY      OCCUPANCY
                          SITES AS OF       AS OF           AS OF          AS OF
PROPERTY AND LOCATION      12/31/99      12/31/97 (1)    12/31/98(1)    12/31/99(1)
---------------------     -----------    ------------    -----------    -----------
Water Oak Country Club          772         100%             100%             100%
  Estates
  Lady Lake, FL
Florida Total                10,317          92%              92%              94%
                             ======      ======           ======           ======
     TOTAL/AVERAGE           38,607          95%              94%              94%
                             ======      ======           ======           ======



(1) Occupancy percentage relates to manufactured housing sites, excluding recreational vehicle sites.

(2) This Property is owned by a joint venture in which the Company owns or controls a 50% interest.

(3)      Acquired in 1999.

(4)      Acquired in 1998.

(5) Occupancy in these Properties reflects the fact that these communities are in their initial lease-up phase following an expansion or ground up development.

(6)      This Property contains only recreational vehicle sites.

(7) The Company leases this Property. The Company has the option to purchase the Property upon the expiration of the lease. If the Company does not exercise its option to purchase, the lessor has the right to cause the Company to purchase the Property at the expiration of the lease at the option price.

(8)      This Property contains recreational vehicle sites.

(9)      This Property is financed and managed by the Company.


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


                                     PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

MARKET INFORMATION

         There is no established public market for any class of the Company's equity securities. On March 6, 2000, partnership units of the Company were held by approximately 115 holders of record.

         The General Partner's Common Stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993 under the symbol "SUI." On March 6, 2000, the closing sales price of the Common Stock was $29.00 and the Common Stock was held by approximately 1,110 holders of record. The following table sets forth the high and low closing sales prices per share for the Common Stock for the periods indicated as reported by the NYSE and the distributions paid by the General Partner with respect to each such period (the Company paid equivalent distributions per common partnership unit to its partners during such periods).


                                                                                  High          Low      Distribution
                                                                                  ----          ---      ------------
           FISCAL YEAR ENDED DECEMBER 31, 1998
              First Quarter of 1998..........................................     36 1/4       33 3/4         .49
              Second Quarter of 1998.........................................     35           32 3/8         .49
              Third Quarter of 1998..........................................     34           30 1/2         .49
              Fourth Quarter of 1998.........................................     34 13/16     31 1/2         .49

           FISCAL YEAR ENDED DECEMBER 31, 1999
              First Quarter of 1999..........................................     35 3/8       30 1/2         .51
              Second Quarter of 1999.........................................     37           31 3/8         .51
              Third Quarter of 1999..........................................     35 15/16     33 1/16        .51
              Fourth Quarter of 1999.........................................     33 3/8       29 7/8         .51


RECENT SALES OF UNREGISTERED SECURITIES

              In 1997, the Company issued an aggregate of 38,021 units ("OP Units") to certain sellers in exchange for property. In 1998, the Company issued an aggregate of 90,704 OP Units to certain sellers in exchange for property. On December 15, 1998, pursuant to the terms of the General Partner's 1998 Stock Purchase Plan, the Company issued an aggregate of 679,025 OP Units to certain officers, directors and consultants of the General Partner and its subsidiaries for a purchase price of $31.75 per OP Unit. In 1999, the Company issued an aggregate 27,606 OP Units to a seller in exchange for property. On September 29, 1999, the Company issued an aggregate of 2,000,000 Series A Cumulative Redeemable Perpetual Preferred Units to Belcrest Realty Corporation and Belair Real Estate Corporation for an aggregate of $50 million.

              In 1997, the General Partner issued an aggregate of 41,621 shares of Common Stock upon conversion of an aggregate of 41,621 OP Units. In 1998, the General Partner issued an aggregate of 312,870 shares of Common Stock upon conversion of an aggregate of 312,870 OP Units. On June 5, 1998, the General Partner issued, as compensation, an aggregate of 165,000 shares of Common Stock to certain of its officers, which shares are restricted by the terms of certain Restricted Stock Award Agreements. On December 15, 1998, pursuant to the terms of the General Partner's 1998 Stock Purchase Plan, the General Partner issued an aggregate of 122,600 shares of Common Stock to certain employees and consultants of the General Partner and its subsidiaries for a purchase price of $31.75 per share. In 1999, the General Partner issued an aggregate of 139,706 shares of Common Stock upon conversion of an aggregate of 139,706 OP Units.

              All of the above OP Units and shares of Common Stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

ITEM 6.  SELECTED FINANCIAL DATA

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP


                                                                    YEAR ENDED DECEMBER 31, (2)
                                               --------------------------------------------------------------------
                                                  1999            1998           1997        1996           1995
                                               -----------    -----------    -----------  -----------    ----------
OPERATING DATA:                                         (IN THOUSANDS EXCEPT FOR PER OP UNIT AND OTHER DATA)
Revenues:
   Income from property......................  $   125,424    $   114,346    $    93,188  $    71,312    $   44,048
   Income from affiliate.....................        1,726          2,147          1,154          506           325
   Other income..............................        7,266          3,549          1,788        1,381           739
                                               -----------    -----------    -----------  -----------    ----------
          Total revenues.....................      134,416        120,042         96,130       73,199        45,112
                                               -----------    -----------    -----------  -----------    ----------
Expenses:
   Property operating and maintenance........       27,300         25,647         21,111       15,970         9,838
   Real estate taxes.........................        8,888          8,728          7,481        5,654         2,981
   Property management.......................        2,638          2,269          1,903        1,246           937
   General and administrative................        3,682          3,339          2,617        2,212         1,598
   Depreciation and amortization.............       28,551         24,961         20,668       14,887         9,747
   Interest..................................       26,751         23,699         14,423       11,277         6,420
                                               -----------    -----------    -----------  -----------    ----------
          Total expenses.....................       97,810         88,643         68,203       51,246        31,521
                                               -----------    -----------    -----------  -----------    ----------
Income before other, net and
   extraordinary item........................       36,606         31,399         27,927       21,953        13,591
Other, net...................................          829            655             --           --            --
Extraordinary item, early extinguishment
   of debt...................................           --             --             --       (6,896)           --
                                               -----------    -----------    -----------  -----------    ----------
Net income...................................       37,435         32,054         27,927       15,057        13,591
Less distribution to Preferred OP Units......        3,663          2,505          2,505        1,670            --
                                               -----------    -----------    -----------  -----------    ----------
Earnings attributable to OP Units............  $    33,772    $    29,549    $    25,422  $    13,387    $   13,591
                                               ===========    ===========    ===========  ===========    ==========
Earnings attributed to:
   General Partner...........................  $    29,089    $    26,096    $    22,255  $    11,704    $   11,661
   Limited Partners..........................        4,683          3,453          3,167        1,683         1,930
                                               -----------    -----------    -----------  -----------    ----------
                                               $    33,772    $    29,549    $    25,422  $    13,387    $   13,591
                                               ===========    ===========    ===========  ===========    ==========
Earnings per OP Unit:
   Basic.....................................  $      1.69    $      1.55    $      1.38  $       .85    $     1.19
                                               ===========    ===========    ===========  ===========    ==========
   Diluted...................................  $      1.68    $      1.53    $      1.37  $       .85    $     1.19
                                               ===========    ===========    ===========  ===========    ==========


Weighted average OP Units
   outstanding - basic.......................       19,961         19,101         18,444       15,646        11,420
                                               ===========    ===========    ===========  ===========    ==========

Distribution per OP Unit (1).................  $      2.02    $      1.94    $     1.865  $      1.81    $    1.335
                                               ===========    ===========    ===========  ===========    ==========
OTHER DATA:
Total properties (at end of period)..........          111            104             99           83            54
Total sites (at end of period)...............       38,607         37,566         35,936       30,026        18,145

BALANCE SHEET DATA:
Rental property, before accumulated
   depreciation..............................  $   866,191    $   803,152    $   684,821  $   588,813    $  326,613
Total assets.................................  $   913,683    $   824,039    $   693,514  $   585,056    $  325,104
Total debt...................................  $   405,473    $   365,164    $   264,264  $   185,000    $  107,055
Partners' capital............................  $   481,292    $   434,187    $   411,632  $   383,215    $  209,475

(1) The distribution of $.445 per OP Unit for the fourth quarter of 1995 was declared and paid in January 1996, and accordingly is not included in the $1.335.

(2) See the Consolidated Financial Statements of the Company included elsewhere herein.

ITEM 7.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS


OVERVIEW
         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

Comparison of year ended December 31, 1999 to year ended December 31, 1998

         For the year ended December 31, 1999, income before other, net increased by $5.2 million from $31.4 million to $36.6 million, when compared to the year ended December 31, 1998. The increase was due to increased revenues of $14.4 million while expenses increased by $9.2 million.

         Income from property increased by $11.1 million from $114.3 million to $125.4 million, or 9.7 percent, due to acquisitions ($4.0 million), rent increases ($4.1 million), lease up of manufactured home sites ($1.7 million) and other community revenues ($1.3 million).

         Income from affiliate decreased $0.5 million from $2.2 million to $1.7 million due to the Company no longer providing floorplan financing of the model home inventories of Sun Home Services, Inc. ("SHS").

         Other income increased by $3.7 million from $3.6 million to $7.3 million due primarily to a $2.7 million increase in interest income and fees of $0.6 million from development services.

         Property operating and maintenance expenses increased by $1.7 million from $25.6 million to $27.3 million, or 6.4 percent, due primarily to acquisitions ($1.0 million).

         Real estate taxes increased by $0.2 million from $8.7 million to $8.9 million, or 1.8 percent, due primarily to the acquired communities.

         Property management expenses increased by $0.3 million from $2.3 million to $2.6 million, or 16.3 percent, representing 2.1 percent and 2.0 percent of income from property in 1999 and 1998, respectively.

         General and administrative expenses increased by $0.4 million from $3.3 million to $3.7 million, or 10.3 percent, due primarily to increased staffing to manage the growth of the Company. General and administrative expenses as a percentage of income from property remained constant at 2.9 percent in both periods.

         Interest expense increased by $3.1 million from $23.7 million to $26.8 million due primarily to investments in rental property and notes receivable. Included in interest is amortization of deferred finance costs of $0.9 million and $0.7 million in 1999 and 1998, respectively.

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $11.8 million from $80.1 million to $91.9 million. EBITDA as a percent of revenues increased to 68.4 percent compared to 66.7 percent in 1998.

         Depreciation and amortization expense increased by $3.6 million from $25.0 million to $28.6 million due primarily to the acquisition and development of communities in 1999 and 1998.

Comparison of year ended December 31, 1998 to year ended December 31, 1997

         For the year ended December 31, 1998, income before other, net increased by $3.5 million from $27.9 million to $31.4 million, when compared to the year ended December 31, 1997. The increase was due to increased revenues of $23.9 million while expenses increased by $20.4 million.

         Income from property increased by $21.1 million from $93.2 million to $114.3 million due primarily to the acquisition of 10 communities comprising approximately 2,100 developed sites during 1998 and 14 communities comprising approximately 5,200 developed sites during 1997.

         Income from affiliate increased $1.0 million from $1.2 million to $2.2 million due primarily to increased sales of homes by SHS.

         Other income increased by $1.8 million from $1.8 million to $3.6 million primarily due to a $1.1 million increase in interest income.

         Property operating and maintenance expenses increased by $4.5 million from $21.1 million to $25.6 million, or 21.5 percent, due primarily to the acquired communities.

         Real estate taxes increased by $1.2 million from $7.5 million to $8.7 million, or 16.7 percent, due primarily to the acquired communities.

         Property management expenses increased by $0.4 million from $1.9 million to $2.3 million, or 19.2 percent, representing 2.0 percent of income from property in 1998 and 1997.

         General and administrative expenses increased by $0.7 million from $2.6 million to $3.3 million, or 27.6 percent, due primarily to additional staff and facilities as a result of the Company's growth.

         Interest expense increased by $9.3 million from $14.4 million to $23.7 million due primarily to investments in rental property. Included in interest is amortization of deferred finance costs of $0.7 million and $0.2 million in 1998 and 1997, respectively.

         EBITDA increased by $17.1 million from $63.0 million to $80.1 million. EBITDA as a percent of revenues was 66.7 percent compared to 65.6 percent in 1997.

         Depreciation and amortization expense increased by $4.3 million from $20.7 million to $25.0 million due primarily to the acquisition of communities in 1998 and 1997.

SAME PROPERTY INFORMATION

         The following table reflects property-level financial information as of and for the years ended December 31, 1999 and 1998. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1998, and December 31, 1999. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company is providing financing and managing the properties. Such amounts relate to the total portfolio data and include 938 sites in 1999 and 924 sites in 1998.


                                                              SAME PROPERTY                        TOTAL PORTFOLIO
                                                       --------------------------          ------------------------------
                                                         1999              1998                1999                1998
                                                       ---------        ---------          ----------           ---------
                                                             (in thousands)                         (in thousands)
Income from property                                    $  87,093       $  81,911          $  125,424           $ 114,346
                                                        ---------       ---------          ----------           ---------

Property operating expenses:
        Property operating and maintenance                 15,929          15,441              27,300              25,647
        Real estate taxes                                   6,831           6,932               8,888               8,728
                                                        ---------       ---------          ----------           ---------
                Property operating expenses                22,760          22,373              36,188              34,375
                                                        ---------       ---------          ----------           ---------

Property EBITDA                                         $  64,333       $  59,538          $   89,236           $  79,971
                                                        =========       =========          ==========           =========

Number of properties                                           77              77                 111 (2)             104
Developed sites                                            27,118          26,950              38,607 (2)          37,566
Occupied sites                                             25,925          25,379              35,565              34,644
Occupancy %                                                  95.6%(1)        94.2%(1)            94.0%(1)            94.3%(1)
Weighted average monthly rent per site                  $     278 (1)   $     266 (1)      $      277 (1)       $     267 (1)
Sites available for development                             1,262           1,369               7,348 (3)           6,924 (3)
Sites planned for development in next year                    131             164               1,677 (3)           2,019

     (1)Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.
     (2)Includes two communities and 390 developed sites owned through a joint venture.
     (3)Includes 1,138 and 717 sites available for development in 1999 and 1998, respectively, and 322 sites planned for development owned through a joint venture.

        On a same property basis, property revenues increased by $5.2 million from $81.9 million to $87.1 million, or 6.3 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass throughs. Also contributing to revenue growth was the increase of 546 leased sites at December 31, 1999 compared to December 31, 1998.

        Property operating expenses increased by $0.4 million from $22.4 million to $22.8 million, or 1.7 percent, due to increased occupancies and costs. Property EBITDA increased by $4.8 million from $59.5 million to $64.3 million, or 8.1 percent.



LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased by $1.7 million to $11.4 million at December 31, 1999 compared to $9.7 million at December 31, 1998 because cash provided by operating and financing activities exceeded cash used in investing activities.

        Net cash provided by operating activities increased by $8.2 million to $61.4 million for the year ended December 31, 1999 compared to $53.2 million for the year ended December 31, 1998. This increase was primarily due to income before depreciation and amortization and other, net increasing by $6.7 million and other assets decreasing by $6.4 million, offset by accounts payable and other liabilities decreasing by $5.0 million.

        Net cash used in investing activities decreased by $16.1 million to $90.4 million from $106.5 million due to a $29.2 million decrease in rental property acquisition activities and an increase of $15.9 in proceeds related to asset sales, offset by an increase of $29.1 million used to finance notes receivable.

        Net cash provided by financing activities decreased by $30.0 million to $30.7 million for the year ended December 31, 1999 as compared to $60.7 million for the year ended December 31, 1998. This decrease was primarily because $65.0 million of notes payable were issued in 1998 and none issued in 1999 and distributions increasing by $3.5 million offset by $26.0 million of additional capital contributions and increased borrowings on the line of credit of $12.0 million.

        The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of debt securities, or general or limited partnership interests. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long-term. The Company may also meet these short-term and long-term requirements by utilizing its $125 million line of credit which bears interest at LIBOR plus 1.0 percent and is due January 1, 2003. See "Special Note Regarding Forward-Looking Statements."

        On September 29, 1999, the Company completed a private placement of 2 million Series A Perpetual Preferred Units to institutional investors in exchange for a capital contribution of $50 million. Series A Perpetual Preferred Units, which may be called by the Company at par on or after September 29, 2004, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at an annualized rate of 8.875 percent. The Series A Perpetual Preferred Units are convertible into preferred stock under certain circumstances. The Company used the proceeds from such private placement to reduce outstanding indebtedness under its revolving credit facility.

        At December 31, 1999, the Company's debt to total market capitalization approximated 34.7 percent (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 5.3 years and a weighted average interest rate of 7.12 percent.

        Capital expenditures for 1999 included recurring capital expenditures of $5.9 million including $0.4 million for additional space and related costs at corporate headquarters and revenue producing capital expenditures of $1.1 million which principally consisted of water metering programs.


RATIO OF EARNINGS TO FIXED CHARGES

        The Company's ratio of earnings to fixed charges for the years ended December 31, 1999, 1998, and 1997 was 1.96:1, 2.04:1, and 2.40:1 respectively.

INFLATION

        Most of the leases allow for periodic rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease expires. Such types of leases generally minimize the risk of inflation to the Company.

SAFE HARBOR STATEMENT

        This Form 10-K contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see the section entitled "Risk Factors" of the General Partner's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 15, 2000 for a list of uncertainties and factors.

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

YEAR 2000 UPDATE

The Year 2000 ("Y2K") issue concerns the inability of computerized information systems to accurately calculate, store and process data using a date after 1999.

         The Company's Y2K compliance program consisted of three phases, (i) inventory and assessment, (ii) upgrade, replacement and testing, and (iii) assurance from material third-party service providers and vendors, all of which were successfully completed prior to December 31, 1999. In February 2000, the Company officially concluded its Y2K compliance program as no events had occurred that significantly affected either the Company's operations or its financial statements.

         The Company believes that its expenditures for assessing Y2K issues, though difficult to quantify, have not been material as the Company's Y2K evaluation has been conducted primarily by its own personnel or by its vendors in connection with their servicing agreements.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement will be adopted effective January 1, 2001. The Company has no derivative instruments at December 31, 1999 so there is no effect from the application of SFAS 133 on the earnings and financial position of the Company.

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

     The following table presents FFO for each of the quarters during 1999, 1998 and 1997:


     Quarters Ended                                                  1999              1998              1997
     ---------------------------------------------------------------------------------------------------------

     March 31                                                    $   15,134        $   13,271       $   11,204
     June 30                                                         15,176            13,366           11,178
     September 30                                                    15,317            13,473           11,485
     December 31                                                     15,626            13,577           12,081
                                                                 ----------        ----------       ----------
                                                                 $   61,253        $   53,687       $   45,948
                                                                 ==========        ==========       ==========

     For the year ended December 31,                                   1999              1998              1997
     ----------------------------------------------------------------------------------------------------------

     Weighted average
         OP Units used for basic FFO per share                       19,961            19,101           18,444
     Dilutive securities:
         Stock options and other                                        152               176              187
         Convertible Preferred OP Units                               1,245             1,210            1,224
                                                                 ----------        ----------       ----------
     Weighted average OP
         Units used for diluted FFO per share                        21,358            20,487           19,855
                                                                 ==========        ==========       ==========


     Diluted FFO per unit reflects the potential dilution that would occur if securities were exercised or converted into OP Units. For purposes of calculating diluted FFO per OP Unit, $2,505 would be added to FFO in 1999, 1998 and 1997, respectively.

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

The table below presents principal, interest and related weighted average interest rates by year of maturity (in thousands):


                                                                            Cash Flows
                                                                            ----------
                                       2000        2001        2002       2003     2004      Thereafter    Total     Fair Value
                                      ---------  ---------  ---------  ---------  --------   ----------   ---------- ----------
Debt (all fixed rate except line
       of credit)
Unsecured debt
     Principal                        $      --  $  65,000  $      --  $  85,000  $     --     $100,000   $  250,000 $  250,000
     Interest                         $  18,115  $  14,919  $  13,321  $   9,000  $  6,840   $   52,784   $  114,980
     Average interest rate                7.25%      7.22%      7.20%      7.01%     6.84%        6.80%        6.98%

Mortgage notes
     Principal amortization           $   1,473  $   1,471  $   1,212  $   1,098  $  2,301   $   64,207   $   71,853 $   71,853
     Interest                         $   5,184  $   5,112  $   5,034  $   4,954  $  4,879   $   17,683   $   42,846
     Average interest rate                7.25%      7.29%      7.29%      7.29%     7.30%        7.18%        7.24%

Capitalized lease obligations
     Principal                        $     611  $   9,965  $  16,176  $     263     9,606           --   $   36,620 $   36,620
     Interest                         $   2,173  $   1,694  $   1,465  $     537        44           --   $    5,913
     Average interest rate                5.98%      5.88%      5.85%      5.51%     5.51%           --        5.87%

Line of Credit
     Principal                                                         $  47,000                          $   47,000 $   47,000
     Interest                                                          $   3,349                          $    3,349
     Average interest rate                                                 7.13%                               7.13%



ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements and supplementary data are filed herewith under
Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in the Company's independent public accountants during the past two fiscal years.

                                    PART III

         The General Partner is the sole general partner of the Company and, therefore, the information required by ITEMS 10, 11, 12 AND 13 will be included in the General Partner's proxy statement for its 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

         (b)      Reports on Form 8-K

                  On October 15, 1999, the General Partner filed a Form 8-K. This Form 8-K, dated October 14, 1999, reported the Company's issuance of an aggregate of 2,000,000 Series A Cumulative Redeemable Perpetual Preferred Units to Belcrest Realty Corporation and Belair Real Estate Corporation for $50 million in the aggregate.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                              PAGES

Report of Independent Accountants.............................................................................F-2


Financial Statements:

   Consolidated Balance Sheet as of December 31, 1999 and 1998................................................F-3

   Consolidated Statement of Income
          for the Years Ended December 31, 1999, 1998 and 1997................................................F-4

   Consolidated Statement of Partners' Capital for the Years
          Ended December 31, 1999, 1998 and 1997..............................................................F-5

   Consolidated Statement of Cash Flows for the
          Years Ended December 31, 1999, 1998 and 1997........................................................F-6

   Notes to Consolidated Financial Statements..........................................................F-7 - F-13


Schedule III - Real Estate and Accumulated Depreciation...............................................F-14 - F-18

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Sun Communities
Operating Limited Partnership:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, partners' capital and of cash flows present fairly, in all material respects, the financial position of Sun Communities Operating Limited Partnership (the "Company") at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Detroit, Michigan
February 11, 2000

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999 AND 1998
(AMOUNTS IN THOUSANDS)


                                         ASSETS                                  1999                   1998
                                                                             -----------            -----------

Investment in rental property, net                                           $    773,633           $   732,212
Cash and cash equivalents                                                          11,355                 9,646
Notes and other receivables                                                        96,692                49,966
Other assets                                                                       32,003                32,215
                                                                             ------------           -----------

               Total assets                                                  $    913,683           $   824,039
                                                                             ============           ===========


                            LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Line of credit                                                           $     47,000           $    26,000
    Debt                                                                          358,473               339,164
    Accounts payable and accrued expenses                                          18,258                12,637
    Deposits and other liabilities                                                  8,660                12,051
                                                                             ------------           -----------

               Total liabilities                                                  432,391               389,852
                                                                             ------------           -----------

Partners' Capital:
    Preferred Operating Partnership Units,
         unlimited authorized, 3,325 and 1,325 issued
         and outstanding in 1999 and 1998, respectively                            85,783                35,783

    Operating Partnership ("OP Units") unlimited authorized, 20,163 and 20,072 issued and outstanding in 1999 and 1998, respectively
          General partner                                                         346,417               348,266
          Limited partners                                                         54,551                55,440
    Unearned Compensation                                                          (5,459)               (5,302)
                                                                             ------------           -----------

               Total partners' capital                                            481,292               434,187
                                                                             ------------           -----------

               Total liabilities and partners' capital                       $    913,683           $   824,039
                                                                             ============           ===========




The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(AMOUNTS IN THOUSANDS EXCEPT FOR PER UNIT DATA)

                                                                                           1999              1998            1997
                                                                                        ----------        ---------       ----------
REVENUES
    Income from property................................................................$   125,424      $  114,346       $   93,188
    Income from affiliates..............................................................      1,726           2,147            1,154
    Other income........................................................................      7,266           3,549            1,788
                                                                                        -----------       ---------       ----------

       Total revenues...................................................................    134,416         120,042           96,130
                                                                                        -----------      ----------       ----------

EXPENSES
    Property operating and maintenance..................................................     27,300          25,647           21,111
    Real estate taxes...................................................................      8,888           8,728            7,481
    Property management.................................................................      2,638           2,269            1,903
    General and administrative..........................................................      3,682           3,339            2,617
    Depreciation and amortization.......................................................     28,551          24,961           20,668
    Interest............................................................................     26,751          23,699           14,423
                                                                                        -----------      ----------       ----------

       Total expenses...................................................................     97,810          88,643           68,203
                                                                                        -----------      ----------       ----------

Income before other, net................................................................     36,606          31,399           27,927
Other, net..............................................................................        829             655               --
                                                                                        -----------      ----------       ----------

Net income..............................................................................     37,435          32,054           27,927

Less distribution to Preferred OP Units.................................................      3,663           2,505            2,505
                                                                                        -----------      ----------       ----------

Earnings attributable to OP Units.......................................................$    33,772      $   29,549       $   25,422
                                                                                        ===========      ==========       ==========
Earnings attributed to:
       General Partner..................................................................$    29,089      $   26,096       $   22,255
       Limited Partners.................................................................      4,683           3,453            3,167
                                                                                        -----------      ----------       ----------

                                                                                        $    33,772      $   29,549       $   25,422
                                                                                        ===========      ==========       ==========
Earnings per OP Unit:
       Basic............................................................................$      1.69      $     1.55       $     1.38
                                                                                        ===========      ==========       ==========
       Diluted..........................................................................$      1.68      $     1.53       $     1.37
                                                                                        ===========      ==========       ==========


Weighted average OP Units outstanding - basic...........................................     19,961          19,101           18,444
                                                                                        ===========      ==========       ==========



   The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(AMOUNTS IN THOUSANDS EXCEPT FOR PER UNIT DATA)

                                                                                                                  UNEARNED
                                                               GENERAL PARTNER           LIMITED PARTNERS        COMPENSATION
                                                               ---------------           ----------------        ------------
Balance, January 1, 1997.......................................$      300,932           $    46,500

Issuance of OP Units ..........................................                                  19
Net contributions..............................................        36,724
Net income.....................................................        22,255                 3,167
Distributions declared of $1.865 per OP Unit...................       (29,548)               (4,200)
Reclassification and conversion of limited partnership.........
    interests..................................................          (983)                  983
                                                               --------------           -----------
Balance, December 31, 1997.....................................       329,380                46,469

Issuance of OP Units...........................................                              23,808
Net contributions..............................................        11,587
Net income.....................................................        26,096                 3,453
Distributions declared of $1.94 per OP Unit....................       (32,777)               (4,310)
Reclassification and conversion of limited partnership
    interests..................................................        13,980               (13,980)
Issuance of General Partner's restricted common
    stock awards, net..........................................                                               $        (5,302)
                                                               --------------           -----------           ---------------
Balance, December 31, 1998.....................................       348,266                55,440                    (5,302)

Issuance of OP Units...........................................                               2,358
Net contributions..............................................         1,754
Net income.....................................................        29,089                 4,683
Distributions declared of $2.02 per OP Unit....................       (35,009)               (5,613)
Reclassification and conversion of limited partnership
    interests..................................................         2,317                (2,317)
Issuance of General Partner's restricted common
    stock awards, net..........................................                                                          (157)
                                                               --------------           -----------           ---------------
Balance, December 31, 1999.....................................$      346,417           $    54,551           $        (5,459)
                                                               ==============           ===========           ===============





The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(AMOUNTS IN THOUSANDS)

                                                                                        1999               1998              1997
                                                                                    ------------      -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income........................................................................$    33,772       $    29,549        $  25,422
  Adjustments to reconcile net income to
         cash provided by operating activities:
      Other, net....................................................................     (1,781)             (655)              --
      Depreciation and amortization costs...........................................     28,551            24,961           20,668
      Amortization of deferred financing costs......................................        865               681              235
      Increase in other assets......................................................     (2,001)           (8,363)         (14,054)
      Increase in accounts payable and other liabilities............................      2,080             7,070              796
                                                                                    -----------       -----------        ---------
      Net cash provided by operating activities.....................................     61,486            53,243           33,067
                                                                                    -----------       -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in rental properties...................................................    (76,062)         (105,268)         (78,552)
  Proceeds related to asset sales...................................................     36,720            20,773               --
  Investment in notes receivable, net...............................................    (51,126)          (22,044)         (22,014)
                                                                                    -----------       -----------        ---------
      Net cash used in investing activities.........................................    (90,468)         (106,539)        (100,566)
                                                                                    -----------       -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions.............................................................     53,608            27,560           36,724
  Borrowings on line of credit, net.................................................     21,000             9,000           17,000
  Proceeds from notes payable and other debt........................................         --            65,000           45,000
  Repayments on notes payable and other debt........................................     (1,741)             (935)            (189)
  Payments for deferred financing costs.............................................     (1,554)           (2,794)          (4,326)
  Distributions.....................................................................    (40,622)          (37,087)         (33,748)
                                                                                    -----------       -----------        ---------
      Net cash provided by financing activities.....................................     30,691            60,744           60,461
                                                                                    -----------       -----------        ---------
  Net increase (decrease) in cash and cash equivalents..............................      1,709             7,448           (7,038)
  Cash and cash equivalents, beginning of year......................................      9,646             2,198            9,236
                                                                                    -----------       -----------        ---------

  Cash and cash equivalents, end of year............................................$    11,355       $     9,646        $   2,198
                                                                                    ===========       ===========        =========

SUPPLEMENTAL INFORMATION
  Cash paid for interest including capitalized amounts of $2,322,
         $1,333 and $756 in 1999, 1998 and 1997, respectively.......................$    28,422       $    23,517        $  14,742
  Noncash investing and financing activities:
      Debt assumed for rental properties and other..................................     10,445            18,356               --
      Capitalized lease obligations for rental properties and other ................     10,605             9,479           17,453
      Property acquired through the exchange of similar property....................      7,700                --               --
      Restricted common stock issued as unearned
         compensation by the general partner........................................        720             5,631               --
      Property acquired in satisfaction of note receivable..........................      4,400                --               --
      Issuance of partnership units for rental properties and other.................         --             2,204               --



The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

1.   BASIS OF PRESENTATION:

     Sun Communities Operating Limited Partnership (the "Company") owns and operates or finances manufactured housing community properties. Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the operating partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. Amounts paid on behalf of Sun by the Company are reflected in the statement of income as general and administrative expenses. The balance sheet of Sun as of December 31, 1999 is identical to the accompanying Company balance sheet, except as follows:

                                                                          (AMOUNTS IN THOUSANDS)
                                                      AS PRESENTED
                                                         HEREIN                                      SUN COMMUNITIES, INC.
                                                    DECEMBER 31, 1999           ADJUSTMENTS            DECEMBER 31, 1999
                                                    -----------------           -----------         -----------------------

    Notes and other receivables..................     $    96,692             $      (2,600)             $    94,092
                                                      ===========             =============              ===========

    Total assets.................................     $   913,683             $      (2,600)             $   911,083
                                                      ===========             =============              ===========

    Minority interests...........................              --             $     140,334              $   140,334
                                                                                                         ===========

    Preferred OP Units...........................     $    85,783                   (85,783)
    General partner..............................         346,417                  (346,417)
    Limited partners.............................          54,551                   (54,551)
    Common stock.................................                                       174              $       174
    Additional paid-in capital...................                                   393,360                  393,360
    Unearned compensation........................          (5,459)                       --                  ( 5,459)
    Distributions in excess of accumulated
         earnings................................                                   (38,265)                 (38,265)
    Officers' notes..............................                                   (11,452)                 (11,452)
                                                      -----------             -------------              -----------
         Partners' capital/Stockholders'
              equity.............................     $   481,292             $      (2,600)             $   338,358
                                                      ===========             =============              ===========
    Total liabilities and partners' capital/
         Stockholders' equity....................     $   913,683             $      (2,600)             $   911,083
                                                      ===========             =============              ===========


2.   SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES:

     A. BUSINESS: The Company and its subsidiaries own and operate or finance 111 manufactured housing communities located in 16 states concentrated principally in the Midwest and Southeast comprising approximately 38,600 developed sites and approximately 7,350 sites suitable for development.

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

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1999, 1998 AND 1997

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

         Included in Preferred Operating Partnership Units at December 31, 1999 are 2 million Series A Perpetual Preferred OP Units ("PPOP Units") issued at $25 per unit in September 1999 bearing an annual coupon rate of 8.875 percent. The PPOP Units may be called by the Company at par on or after September 29, 2004, have no stated maturity or mandatory redemption and are convertible into Sun's preferred stock under certain circumstances.

         Also included in Preferred Operating Partnership Units are 1.3 million Preferred OP Units ("POP Units") issued at $27 per unit bearing an annual cumulative distribution of 7% and are redeemable at par in June, 2002. The POP Units are convertible one-for-one into OP Units based upon the current trading price of Sun's common stock up to $31.50 per unit. At prices above $31.50 per unit, the POP Units are convertible into OP Units based on a formula the numerator of which is $31.50 plus 25 percent of unit price appreciation above $36 per unit. The denominator is the then unit price. Had conversion occurred at Sun's December 31, 1999 stock price of $32.188, the 1.325 million POP Units would have converted into 1.297 million OP Units.

     C. RENTAL PROPERTY: Rental property is recorded at the lower of cost, less accumulated depreciation or fair value. Management evaluates the recoverability of its investment in rental property whenever events or changes in circumstances such as recent operating results, expected net operating cash flow and plans for future operations indicate that full asset recoverability is questionable.

         Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings and 7 to 15 years for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred and significant renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over their estimated useful lives. Construction costs related to new community or expansion sites development including interest are capitalized until the property is open for occupancy.

     D. CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents.

     E. INVESTMENTS IN AND ADVANCES TO AFFILIATES: Sun Home Services ("SHS") provides home sales and other services to current and prospective tenants. The Company owns 100 percent of the outstanding preferred stock of SHS, is entitled to 95 percent of the operating cash flow, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by three officers of the Company who are entitled to receive 5 percent of the operating cash flow. Included in other assets at December 31, 1999 and 1998 is $6.4 million and $11.3 million, respectively, related to the Company's investment in SHS.

         On December 31, 1999 "SunChamp", a 50 percent controlled joint venture of the Company and Champion Enterprises, Inc., acquired three communities under initial development. The Company intends to account for the investment utilizing the equity method of accounting.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1999, 1998 AND 1997


2.   SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES, CONTINUED:

     F. REVENUE RECOGNITION: Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by statute.

     G. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying value of financial instruments which includes cash and cash investments, mortgages and notes receivable and debt approximates fair value.

     H. TAXES: As a partnership, the Company does not pay federal or state income taxes.

     I. CASH FLOW HEDGES: The Company periodically enters into hedge transactions to lock-in the basic interest cost of financing acquisitions. The gain or loss on such hedges is amortized as an adjustment to interest expense over the term of the related financing.

     J. RECLASSIFICATIONS: Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 financial statement presentation. Such reclassifications have no effect on operations as originally presented.



3.   RENTAL PROPERTY (AMOUNTS IN THOUSANDS):


                                                                                                    AT  DECEMBER 31
                                                                                             ------------------------------
                                                                                                1999                1998
                                                                                             ----------        ------------
     Land....................................................................................$   76,745        $    71,930
     Land improvements and buildings.........................................................   724,574            679,755
     Furniture, fixtures, equipment .........................................................    16,943             15,209
     Land held for future development........................................................    22,943              9,747
     Property under development..............................................................    24,986             26,511
                                                                                             ----------        -----------
                                                                                                866,191            803,152
          Less accumulated depreciation......................................................   (92,558)           (70,940)
                                                                                             ----------        -----------
                                                                                             $  773,633        $   732,212
                                                                                             ==========        ===========

     Land improvements and buildings consist primarily of infrastructure, roads, landscaping, and clubhouses, maintenance buildings and amenities. Included in rental property at December 31, 1999 and 1998 are net carrying amounts related to capitalized leases of $40.8 million and $29.8 million, respectively.

     During 1999, the Company acquired nine manufactured housing communities comprising 1,624 developed sites and 534 sites suitable for development for $37.1 million and five development communities comprising 2,046 sites, some of which are partially developed, for $13.1 million. During 1998, the Company acquired ten communities comprising 2,100 developed sites and 1,000 sites suitable for development for $65.5 million and eight development communities comprising 3,650 sites for $20.1 million. These transactions have been accounted for as purchases, and the statements of income include the operations of the acquired communities from the dates of their respective acquisitions. In conjunction with a prior year acquisition, the Company is obligated to issue $10.2 million of OP Units over the expected lease-up of the community through 2009 based on the per unit price of the OP Units on each annual date.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1999, 1998 AND 1997

4.   NOTES AND OTHER RECEIVABLES (AMOUNTS IN THOUSANDS):


                                                                                                     AT  DECEMBER 31
                                                                                                -------------------------
                                                                                                  1999            1998
                                                                                                ---------      ----------
         Mortgage notes receivable with minimum monthly interest payments at 7%, maturing June 2012, collateralized by manufactured
               housing/recreational vehicle communities (a).
                                                                                             $      15,093     $    15,093

         Note receivable, collateralized by all assets of the borrower,
               bears interest at LIBOR + 2.35% and payable on demand                                40,794          10,774

         Note receivable, bears interest at 9.75%
               and matures September 2005                                                            4,000           4,000

         Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate
               and maturity of 11% and 21 years, respectively.                                      18,635           5,339

         Notes receivable, other, various interest rates ranging from 6% to 9.5%
               or prime + 1.5%, various maturity dates through December 31, 2003.
                                                                                                     1,562           1,853

         Other receivables                                                                          14,008          10,307

         10 year note to an officer of the general partner bearing interest at
            LIBOR + 1.75%, with a minimum and maximum interest rate of 6% and
            9%, respectively, collateralized by 80,000 shares of Sun's common
            stock with personal liability up to $1.3 million                                         2,600           2,600
                                                                                             -------------    ------------
                                                                                             $      96,692    $     49,966
                                                                                             =============    ============

         (a) The stated interest rate is 12%. The excess of the interest earned at the stated rate over the pay rate is recognized upon receipt of payment.


5.   DEBT (AMOUNTS IN THOUSANDS):


                                                                                                     AT DECEMBER 31
                                                                                             ------------------------------
                                                                                                 1999                1998
                                                                                             ----------          ----------

     Collateralized term loan, interest at 7.01%, due September 9, 2007......................$   43,927          $   44,425
     Senior notes, interest at 7.375%, due May 1, 2001.......................................    65,000              65,000
     Senior notes, interest at 7.625%, due May 1, 2003.......................................    85,000              85,000
     Senior notes, interest at 6.97%, due December 3, 2007...................................    35,000              35,000
     Senior notes, interest at 6.77%, due May 14, 2015,
          callable/redeemable May 16, 2005...................................................    65,000              65,000
     Capitalized lease obligations, interest ranging from 6.1% to
          6.3%, due March 2001 through December 2002.........................................    36,620              26,542
     Mortgage notes, other...................................................................    27,926              18,197
                                                                                             ----------          ----------
                                                                                             $  358,473          $  339,164
                                                                                             ==========          ==========

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1999, 1998 AND 1997

5.   DEBT, CONTINUED:

     The Company has a $125 million unsecured line of credit at LIBOR plus 1.0% maturing in January, 2003, of which $78 million was available at December 31, 1999. The average interest rate of outstanding borrowings at December 31, 1999 was 6.68%.

     The term loan is collateralized by seven communities comprising approximately 3,400 sites. The capitalized lease obligations and mortgage notes are collateralized by fifteen communities comprising approximately 3,850 sites. $27.1 million of the capitalized lease obligations are convertible into OP Units at prices ranging from $35 to $40 per OP unit. Annual payments under capitalized lease obligations range from $1.3 million to $1.4 million during their terms.

     At December 31, 1999, the maturities of debt, excluding the line of credit, during the next five years are approximately as follows: 2000 - $2.1 million; 2001 - $76.4 million; 2002 - $17.4 million; 2003 $133.5 million;
     and 2004 - $11.9 million.



     6. SUN'S STOCK OPTIONS:

         Data pertaining to Sun's stock option plans are as follows:

                                                                             1999                1998                1997
                                                                          ---------          ----------          ----------
         Options outstanding, January 1..............................     1,055,600             965,900             767,434
         Options granted.............................................        99,000             162,500             262,000
             Option price..........................................   $30.03-$32.96       $33.75-$34.13          $27-$34.91
         Options exercised...........................................        35,099              66,800              61,033
             Option price..........................................   $22.75-$33.75          $20-$33.75          $20-$28.64
         Options forfeited...........................................         1,501               6,000               2,501
             Option price..........................................          $33.75       $33.75-$34.91     $24.88 - $28.64
         Options outstanding, December 31............................     1,118,000(a)        1,055,600             965,900
             Option price............................................    $20-$35.39          $20-$35.39          $20-$35.39
         Options exercisable, December 31............................       709,811(a)          601,410             482,651

         (a) There are 273,400 options outstanding and exercisable, respectively, which range from $20.00 - $27.99 with a weighted average life of 5.0 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $22.81. There are 844,600 and 436,433 options outstanding and exercisable, respectively, which range from $28.00 - $35.99 with a weighted average life of 6.0 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $30.96 and $29.96, respectively.

         Sun's stock option plans provide for up to 2.1 million shares/units of common stock/partnership interests that may be granted to directors, executive officers and other key employees of Sun or the Company. At December 31, 1999, 512,875 shares/units of common stock/partnership interests were available for the granting of options. Options are granted at fair market value and generally vest over a two-year period and may be exercised for 10 years after date of grant. In addition, the Company established a Long-Term Incentive Plan for certain employees granting up to 240,000 options in 1997, which become exercisable in equal installments in 2002-2004 based on the Company's profit performance.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1999, 1998 AND 1997

6.   SUN'S STOCK OPTIONS CONTINUED:


     The Company has opted to measure compensation cost utilizing the intrinsic value method. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for options granted in:

                                                                                               1999            1998        1997
                                                                                             --------       ---------    ---------

     Estimated fair value per share/unit of options granted during year......................$   2.43       $    2.43    $    2.82

     Assumptions:
          Annualized dividend yield..........................................................    7.1%            7.0%         7.1%
          Common stock/partnership interest price volatility.................................   15.3%           15.9%        15.6%
          Risk-free rate of return...........................................................    6.4%            5.4%         6.7%
          Expected option term (in years)....................................................      6               4            7

     If compensation cost for stock option grants had been recognized based on the fair value at the grant date, this would have resulted in net income of $33.4 million, $29.3 million and $25.0 million and net income per OP Unit of $1.68, $1.53 and $1.36 in 1999, 1998 and 1997 respectively.


7.   PARTNERS' CAPITAL:

     In December 1999 and June 1998, the Company's general partner issued stock awards of 24,000 and 165,00 restricted shares, respectively, to officers and certain employees which are being amortized over their five to ten year vesting period.

     In December 1998, the Company and its general partner issued common stock and OP units aggregating $25.5 million to directors, employees and consultants. The purchase was financed by personal bank loans guaranteed by the Company until January 2004.


8. EARNINGS PER OP UNIT (AMOUNTS IN THOUSANDS):

                                                                                 1999              1998             1997
                                                                             -----------       -----------      -----------
     Earnings used for basic and diluted earnings per
         OP Unit computation                                                 $    33,772       $    29,549      $    25,422
                                                                             ===========       ===========      ===========

     Total units used for basic earnings per OP Unit                              19,961            19,101           18,444
     Dilutive securities:
         Sun's stock options                                                         152               175              187
                                                                             -----------       -----------      -----------
     Total shares used for diluted earnings per OP Unit
         computation                                                              20,113            19,276           18,631
                                                                             ===========       ===========      ===========


     Diluted earnings per OP Unit reflect the potential dilution that would occur if securities were exercised or converted into OP Units. Convertible POP Units are excluded from the computations as their inclusion would have an anti-dilutive effect on earnings per OP Unit in 1999, 1998 and 1997.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1999, 1998 AND 1997



9.   QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following unaudited quarterly amounts are in thousands, except for per unit amounts:


                                                                       FIRST             SECOND             THIRD         FOURTH
                                                                      QUARTER            QUARTER           QUARTER        QUARTER
                                                                     MARCH 31            JUNE 30          SEPT. 30        DEC. 31
                                                                     --------            -------          --------        -------
    1999
    Total revenues..................................................$    32,884       $    32,635       $    33,990     $    34,907
    Operating income (a)............................................$    22,309       $    22,391       $    23,014     $    24,194
    Income before other, net........................................$     8,938       $     8,727       $     8,727     $    10,214
    Other, net (b)..................................................$        --       $        --       $        --     $       829
    Earnings attributable to OP Units...............................$     8,312       $     8,101       $     8,100     $     9,259
    Weighted average OP Units.......................................     19,937            19,964            19,971          19,973
    Earnings per OP Unit-basic......................................$      0.42       $      0.40       $      0.41     $      0.46

                                                                        FIRST             SECOND            THIRD          FOURTH
                                                                       QUARTER            QUARTER          QUARTER         QUARTER
                                                                      MARCH 31            JUNE 30         SEPT. 30         DEC. 31
                                                                      --------            -------         --------         -------

    1998
    Total revenues..................................................$    29,417       $    29,715       $    30,164     $    30,746
    Operating income (a)............................................$    19,515       $    19,977       $    20,081     $    20,486
    Income before other, net........................................$     7,999       $     7,968       $     8,027     $     7,405
    Other, net (b)..................................................$       937       $        --       $     2,093     $    (2,375)
    Earnings attributable to OP Units...............................$     8,310       $     7,342       $     9,493     $     4,404
    Weighted average OP Units.......................................     19,017            19,051            19,075          19,261
    Earnings per OP Unit-basic......................................$      0.44       $      0.38       $      0.50     $      0.23

(a) Operating income is defined as total revenues less property operating and maintenance expense, real estate tax expense, property management, and general and administrative expenses. Operating income is a measure of the performance of the operations of the properties before the effects of depreciation, amortization and interest expense. Operating income is not necessarily an indication of the performance of the Company or a measure of liquidity.

(b) Other, net consists principally of net gains (losses) on the sale/dispositions of depreciated properties.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                       SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)


                                                                                                               COST CAPITALIZED
                                                                                                                 SUBSEQUENT TO
                                                                                  INITIAL COST                    ACQUISITION
                                                                                   TO COMPANY                    IMPROVEMENTS
                                                                             ------------------------        --------------------
                                                                                             BUILDING                    BUILDING
                                                                                               AND                         AND
 PROPERTY NAME                    LOCATION                 ENCUMBRANCE       LAND            FIXTURES        LAND        FIXTURES
--------------                    --------                 -----------       ----            --------        ----        --------



Allendale                     Allendale, MI                      -         $     393        $    3,684           -       $   3,349
Alpine                        Grand Rapids, MI                   -               729             6,692           -           2,528
Apple Creek                   Amelia, OH                        (3)              543             5,480           -               -
Arbor Terrace                 Bradenton, FL                      -               481             4,410           -             179
Ariana Village                Lakeland, FL                       -               240             2,195           -             387
Autumn Ridge                  Ankeny, IO                         -               890             8,054           -             648
Bedford Hills                 Battle Creek, MI                  (1)            1,265            11,562           -             232
Bell Crossing                 Clarksville, TN                    -               717             1,916           -              95
Bonita Lake                   Bonita Springs, FL                 -               285             2,641           -              80
Boulder Ridge                 Pflugerville, TX                   -             1,000               500       $ 518           9,088
Branch Creek                  Austin, TX                         -               796             3,716           -           4,202
Brentwood                     Kentwood, MI                       -               385             3,592           -             138
Brookside Village             Goshen, IN                         -               260             1,080         386           6,711
Byrne Hill Village            Toledo, OH                         -               383             3,903           -               5
Byron Center                  Byron Center, MI                   -               257             2,402          -4             101
Candlelight Village           Chicago Heights, IL                -               600             5,623           -             422
Candlewick Court              Owosso, MI                         -               125             1,900         132             929
Carrington Pointe             Ft. Wayne, IN                      -             1,076             3,632           -           2,692
Casa Del Valle                Alamo, TX                          -               246             2,316           -             274
Catalina                      Middletown, OH                     -               653             5,858           -             414
Cave Creek                    Evans, CO                          -             2,170                 -          71             575
Chain O'Lakes                 Grand Island, FL                   -               551             5,003           -             163
Chisholm Point                Pflugerville, TX                   -               609             5,286           -           1,507
Clearwater Village            South Bend, IN                     -                80             1,270          61           1,732
Cobus Green                   Elkhart, IN                        -               762             7,037           -             502
College Park Estates          Canton, MI                         -                75               800         174           4,404
Comal Farms                   New Braunfels, TX                 (4)            1,474             1,843           -               -
Continental Estates           Davison, MI                        -             1,625            16,581         150             879
Continental North             Davison, MI                        -                 -                 -           -           3,002
Country Acres                 Cadillac, MI                       -               380             3,495           -             111
Country Meadows               Flat Rock, MI                      -               924             7,583         296           8,939





                                            GROSS AMOUNT
                                             CARRIED AT
                                          DECEMBER 31, 1999
                                       -----------------------


                                                      BUILDING                                               DATE OF
                                                        AND                              ACCUMULATED      CONSTRUCTION (C)
 PROPERTY NAME                         LAND           FIXTURES             TOTAL         DEPRECIATION     ACQUISITION  (A)
--------------                         ----           --------             -----         ------------     ----------------



Allendale                                $393         $   7,033          $  7,426             $655           1996(A)
Alpine                                    729             9,220             9,949              907           1996(A)
Apple Creek                               543             5,480             6,023               78           1999(A)
Arbor Terrace                             481             4,589             5,070              556           1996(A)
Ariana Village                            240             2,582             2,822              464           1994(A)
Autumn Ridge                              890             8,702             9,592              994           1996(A)
Bedford Hills                           1,265            11,794            13,059            1,407           1996(A)
Bell Crossing                             717             2,011             2,728               36           1999(A)
Bonita Lake                               285             2,721             3,006              328           1996(A)
Boulder Ridge                           1,518             9,588            11,106              468           1998(C)
Branch Creek                              796             7,918             8,714              839           1995(A)
Brentwood                                 385             3,730             4,115              457           1996(A)
Brookside Village                         646             7,791             8,437            1,004           1985(A)
Byrne Hill Village                        383             3,908             4,291               70           1999(A)
Byron Center                              253             2,503             2,756              312           1996(A)
Candlelight Village                       600             6,045             6,645              716           1996(A)
Candlewick Court                          257             2,829             3,086              568           1985(A)
Carrington Pointe                       1,076             6,324             7,400              418           1997(A)
Casa Del Valle                            246             2,590             2,836              232           1997(A)
Catalina                                  653             6,272             6,925            1,293           1993(A)
Cave Creek                              2,241               575             2,816                0           1998(A)
Chain O'Lakes                             551             5,166             5,717              683           1996(A)
Chisholm Point                            609             6,793             7,402              920           1995(A)
Clearwater Village                        141             3,002             3,143              463           1986(A)
Cobus Green                               762             7,539             8,301            1,520           1993(A)
College Park Estates                      249             5,204             5,453              948           1978(A)
Comal Farms                             1,474             1,843             3,317                -           1999(A)
Continental Estates                     1,775            17,460            19,235            2,145           1996(A)
Continental North                           -             3,002             3,002                -           1996(A)
Country Acres                             380             3,606             3,986              433           1996(A)
Country Meadows                         1,220            16,522            17,742            2,301           1994(A)

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                       SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
(AMOUNTS IN THOUSANDS)


                                                                                                               COST CAPITALIZED
                                                                                                                 SUBSEQUENT TO
                                                                                  INITIAL COST                    ACQUISITION
                                                                                   TO COMPANY                    IMPROVEMENTS
                                                                             ------------------------        --------------------
                                                                                             BUILDING                    BUILDING
                                                                                               AND                         AND
 PROPERTY NAME                    LOCATION                 ENCUMBRANCE       LAND            FIXTURES        LAND        FIXTURES
--------------                    --------                 -----------       ----            --------        ----        --------



Countryside Village           Perry, MI                         (1)              275             3,920         185           1,781
Creekside                     Reidsville, NC                    (4)              369             1,403           -               -
Creekwood Meadows             Burton, MI                         -               808             2,043         404           4,435
Cutler Estates                Grand Rapids, MI                  (1)              822             7,604           -             165
Davison                       Davison, MI                        -                 -                 -           -               2
Deerfield Run                 Anderson, MI                    1,700              990             1,607           -             116
Desert View Village           West Wendover, NV                  -             1,180                 -         423             940
Eagle Crest                   Firestone, CO                      -             4,073               150          45           4,679
Edwardsville                  Edwardsville, KS                  (1)              425             8,805         541           2,081
Elmwood                       Holly Hill, FL                     -               230             2,076           -              45
Fisherman's Cove              Flint, MI                          -               380             3,438           -             397
Goldcoaster                   Homestead, FL                      -               446             4,234          74             915
Golden Lakes                  Plant City, FL                     -             1,092             7,161           -             891
Grand                         Grand Rapids, MI                   -               578             5,396           -              99
Groves                        Ft. Myers, FL                      -               249             2,396           -             430
Hamlin                        Webberville, MI                    -               125             1,675         280             887
Holiday Village               Elkhart, IN                        -               100             3,207         143           1,096
Holly Forest                  Holly Hill, FL                     -               920             8,376           -             177
Hunter's Glen                 Leighton Twp., MI                  -             1,063                 -          39           1,573
Indian Creek                  Ft. Myers Beach, FL                -             3,832            34,660           -             544
Island Lake                   Merritt Island, FL                 -               700             6,431           -             188
Kensington Meadows            Lansing, MI                        -               250             2,699           -           3,354
Kenwood                       La Feria, TX                       -               145             1,857           -               -
King's Court                  Traverse City, MI                  -             1,473            13,782           -           1,100
King's Lake                   Debary, FL                         -               280             2,542           -           1,690
King's Pointe                 Winter Haven, FL                   -               262             2,359           -             318
Kissimmee Gardens             Kissimmee, FL                      -               594             5,522           -             236
Lafayette Place               Warren, MI                         -               669             5,979           -             561
Lake Juliana                  Auburndale, FL                     -               335             2,848           -             519
Lake San Marino               Naples, FL                         -               650             5,760           -             259
Leesburg Landing              Leesburg, FL                       -                50               429         921             365



                                            GROSS AMOUNT
                                             CARRIED AT
                                          DECEMBER 31, 1999
                                       -----------------------


                                                      BUILDING                                               DATE OF
                                                        AND                              ACCUMULATED      CONSTRUCTION (C)
 PROPERTY NAME                         LAND           FIXTURES             TOTAL         DEPRECIATION     ACQUISITION  (A)
--------------                         ----           --------             -----         ------------     ----------------




Countryside Village                       460             5,701             6,161            1,036           1987(A)
Creekside                                 369             1,403             1,772                -           1999(A)
Creekwood Meadows                       1,212             6,478             7,690              387           1997(C)
Cutler Estates                            822             7,769             8,591              931           1996(A)
Davison                                     -                 2                 2                -           1996(A)
Deerfield Run                             990             1,723             2,713               30           1999(A)
Desert View Village                     1,603               940             2,543                -           1998(A)
Eagle Crest                             4,118             4,829             8,947                -           1998(A)
Edwardsville                              966            10,886            11,852            2,074           1987(A)
Elmwood                                   230             2,121             2,351              176           1997(A)
Fisherman's Cove                          380             3,835             4,215              772           1993(A)
Goldcoaster                               520             5,149             5,669              424           1997(A)
Golden Lakes                            1,092             8,052             9,144            1,605           1993(A)
Grand                                     578             5,495             6,073              672           1996(A)
Groves                                    249             2,826             3,075              231           1997(A)
Hamlin                                    405             2,562             2,967              475           1984(A)
Holiday Village                           243             4,303             4,546              866           1986(A)
Holly Forest                              920             8,553             9,473              719           1997(A)
Hunter's Glen                           1,102             1,573             2,675                -           1998(A)
Indian Creek                            3,832            35,204            39,036            4,263           1996(A)
Island Lake                               700             6,619             7,319            1,003           1995(A)
Kensington Meadows                        250             6,053             6,303              624           1995(A)
Kenwood                                   145             1,857             2,002               29           1999(A)
King's Court                            1,473            14,882            16,355            1,727           1996(A)
King's Lake                               280             4,232             4,512              633           1994(A)
King's Pointe                             262             2,677             2,939              490           1994(A)
Kissimmee Gardens                         594             5,758             6,352            1,243           1993(A)
Lafayette Place                           669             6,540             7,209              338           1998(A)
Lake Juliana                              335             3,367             3,702              610           1994(A)
Lake San Marino                           650             6,019             6,669              723           1996(A)
Leesburg Landing                          971               794             1,765               86           1996(A)

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                      SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
(AMOUNTS IN THOUSANDS)



                                                                                                      COST CAPITALIZED
                                                                                                        SUBSEQUENT TO
                                                                          INITIAL COST                   ACQUISITION
                                                                           TO COMPANY                    IMPROVEMENTS
                                                                    -------------------------       ----------------------

                                                                                   BUILDING                      BUILDING
                                                                                     AND                           AND
 PROPERTY NAME                LOCATION             ENCUMBRANCE        LAND         FIXTURES           LAND       FIXTURES
---------------------       -----------------      ------------     ---------    ------------       -------      ---------
Liberty Farms               Valparaiso, IN              -              66         1,201               116           1,711
Lincoln Estates             Holland, MI                 -             455         4,201                 -             232
Maple Grove Estates         Dorr, MI                    -              15           210                19             256
Maplewood                   Lawrence, IN                -             280         2,122                 -             611
Meadow Lake Estates         White Lake, MI              -           1,188        11,498               126           1,363
Meadowbrook Estates         Monroe, MI                  -             431         3,320               379           5,580
Meadowbrook Village         Tampa, FL                   -             519         4,728                 -             214
Meadows                     Nappanee, IN                -             300         2,300               -13           2,098
Meadowstream Village        Sodus, MI                    -            100         1,175               109           1,216
Oakwood Village             Miamisburg, OH             704          1,964         6,401                 -           3,073
Orange Tree                 Orange City, FL              -            283         2,530                15             520
Orchard Lake                Milford, OH                (3)            395         4,064                 -               -
Paradise                    Chicago Heights, IL          -            723         6,638                 -             408
Parkwood                    Grand Blanc, MI              -            477         4,279                 -             535
Pecan Branch                Georgetown, TX               -          1,379             -                 -              65
Chateau Philomath           Philomath, OR                -          1,031         2,064                 -              15
Pin Oak Parc                St. Louis, MO                -          1,038         3,250               467           4,088
Pine Hills                  Middlebury, IN               -             72           544                56           1,532
Pine Ridge                  Petersburg, VA               -            405         2,397                 -           1,088
Pine Trace                  Houston, TX                  -          2,907         4,272                 -           1,812
Presidential                Hudsonville, MI              -            680         6,314                 -           1,000
Richmond                    Richmond, MI                (2)           501         2,040                 -             264
Royal Country               Miami, FL                   (1)         2,290        20,758                 -             455
Saddle Oak Club             Ocala, FL                    -            730         6,743                 -             409
Scio Farms                  Ann Arbor, MI                -          2,300        22,659                 -           3,306
Sherman Oaks                Jackson, MI                 (1)           200         2,400               240           3,280
Siesta Bay                  Ft. Myers Beach, FL          -          2,051        18,549                 -             304
Silver Star                 Orlando, FL                  -          1,067         9,685                 -             191
Snow to Sun                 Weslaco, TX                 97            190         2,143                15             629
Southfork                   Belton, MO                   -          1,000         9,011                 -             847
St. Clair Place             St. Clair, MI               (2)           501         2,029                 1             283




                                  GROSS AMOUNT
                                   CARRIED AT
                                DECEMBER 31, 1999
                           -------------------------

                                           BUILDING                                       DATE OF
                                             AND                    ACCUMULATED       CONSTRUCTION (C)
 PROPERTY NAME               LAND         FIXTURES        TOTAL    DEPRECIATION        ACQUISITION (A)
---------------------      --------       ---------        -----    ------------      ----------------
Liberty Farms                 182          2,912          3,094         553               1985(A)
Lincoln Estates               455          4,433          4,888         527               1996(A)
Maple Grove Estates            34            466            500          92               1979(A)
Maplewood                     280          2,733          3,013         544               1989(A)
Meadow Lake Estates         1,314         12,861         14,175       2,448               1994(A)
Meadowbrook Estates           810          8,900          9,710       1,783               1986(A)
Meadowbrook Village           519          4,942          5,461         989               1994(A)
Meadows                       287          4,398          4,685         804               1987(A)
Meadowstream Village          209          2,391          2,600         481               1984(A)
Oakwood Village             1,964          9,474         11,438         399               1998(A)
Orange Tree                   298          3,050          3,348         520               1994(A)
Orchard Lake                  395          4,064          4,459          68               1999(A)
Paradise                      723          7,046          7,769         825               1996(A)
Parkwood                      477          4,814          5,291         951               1993(A)
Pecan Branch                1,379             65          1,444           -               1999(C)
Chateau Philomath           1,031          2,079          3,110          32               1999(A)
Pin Oak Parc                1,505          7,338          8,843         845               1994(A)
Pine Hills                    128          2,076          2,204         397               1980(A)
Pine Ridge                    405          3,485          3,890         672               1986(A)
Pine Trace                  2,907          6,084          8,991         103               1999(C)
Presidential                  680          7,314          7,994         843               1996(A)
Richmond                      501          2,304          2,805         123               1998(A)
Royal Country               2,290         21,213         23,503       4,298               1994(A)
Saddle Oak Club               730          7,152          7,882       1,235               1995(A)
Scio Farms                  2,300         25,965         28,265       3,714               1995(A)
Sherman Oaks                  440          5,680          6,120       1,119               1986(A)
Siesta Bay                  2,051         18,853         20,904       2,281               1996(A)
Silver Star                 1,067          9,876         10,943       1,193               1996(A)
Snow to Sun                   205          2,772          2,977         226               1997(A)
Southfork                   1,000          9,858         10,858         498               1997(A)
St. Clair Place               502          2,312          2,814         145               1998(A)

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED                 SCHEDULE III
(AMOUNTS IN THOUSANDS)



                                                                                                             COST CAPITALIZED
                                                                                                               SUBSEQUENT TO
                                                                                   INITIAL COST                 ACQUISITION
                                                                                    TO COMPANY                  IMPROVEMENTS
                                                                           ---------------------------     -------------------
                                                                                            BUILDING                  BUILDING
                                                                                              AND                       AND
 PROPERTY NAME                    LOCATION              ENCUMBRANCE          LAND           FIXTURES         LAND     FIXTURES
-------------------------     -----------------        -------------       ---------        ----------     -------    ---------
Stonebridge                   Richfield Twp., MI           1,119             2,044                 -           17           380
Sun Villa                     Reno, NV                     6,916             2,385            11,773            -           294
Sunset Ridge                  Portland, MI                     -             2,044                 -            -            54
Superstition Falls            Apache Junction, AZ              -             5,368                 -           51         6,114
Tallowwood                    Coconut Creek, FL                -               510             5,099          140           817
Timber Ridge                  Ft. Collins, CO                  -               990             9,231            -           438
Timberbrook                   Bristol, IN                     (1)              490             3,400          101         4,539
Timberline Estates            Grand Rapids, MI                 -               536             4,867            -           444
Town and Country              Traverse City, MI                -               406             3,736            -           174
Valley Brook                  Indianapolis, IN                 -               150             3,500        1,277         8,371
Village Trails                Howard City, MI                648               988             1,472            -           451
Water Oak Country Club Est.   Lady Lake, FL                    -             2,503            17,478            -         2,419
Westbrook                     Toledo, OH                      (2)            1,110            10,462            -             2
West Glen Village             Indianapolis, IN                 -             1,100            10,028            -           611
White Lake                    White Lake, MI                   -               673             6,179            -         2,302
White Oak                     Mt. Morris, MI                   -               782             7,245          112         2,406
Willowbrook                   Toledo, OH                      (2)              781             7,054            -           293
Windham Hills                 Jackson, MI                      -             2,673             2,364            -         3,591
Woodhaven Place               Wood Haven, MI                  (2)              501             4,541            -           632
Woodlake Estates              Yoder, IN                        -               632             3,674            -           998
Woodlake Trails               San Antonio, TX                 (4)            1,206               668            -             -
Woodland Park Estates         Eugene, OR                   8,005             1,593            14,398            -           108
Woods Edge                    West Lafayette, IN               -               100             2,600            3         5,758
Woodside Terrace              Holland, OH                     (2)            1,064             9,625            -         1,113
Worthington Arms              Delaware, OH                     -               376             2,624            -         1,039
Corporate Headquarters        Farmington Hills, MI             -                 -                 -            -         3,419
                                                                         ---------        ----------      -------     ---------
                                                                         $  99,882        $  589,956      $ 8,070     $ 168,283
                                                                         =========        ==========      =======     =========


                                      GROSS AMOUNT
                                       CARRIED AT
                                    DECEMBER 31, 1999
                                  ---------------------


                                                 BUILDING                                           DATE OF
                                                   AND                            ACCUMULATED    CONSTRUCTION(C)
 PROPERTY NAME                    LAND           FIXTURES          TOTAL          DEPRECIATION   ACQUISITION(A)
-------------------------       ---------       ----------        -----------     ------------   -------------
Stonebridge                       2,061              380             2,441                  -         1998(A)
Sun Villa                         2,385           12,067            14,452                608         1998(A)
Sunset Ridge                      2,044               54             2,098                  -         1998(A)
Superstition Falls                5,419            6,114            11,533                  -         1998(A)
Tallowwood                          650            5,916             6,566              1,060         1994(A)
Timber Ridge                        990            9,669            10,659              1,163         1996(A)
Timberbrook                         591            7,939             8,530              1,443         1987(A)
Timberline Estates                  536            5,311             5,847                989         1994(A)
Town and Country                    406            3,910             4,316                471         1996(A)
Valley Brook                      1,427           11,871            13,298              2,018         1998(A)
Village Trails                      988            1,923             2,911                 92         1998(A)
Water Oak Country Club Est.       2,503           19,897            22,400              3,934         1993(A)
Westbrook                         1,110           10,464            11,574                180         1999(A)
West Glen Village                 1,100           10,639            11,739              1,932         1994(A)
White Lake                          673            8,481             9,154                627         1997(A)
White Oak                           894            9,651            10,545                712         1997(A)
Willowbrook                         781            7,347             8,128                372         1997(A)
Windham Hills                     2,673            5,955             8,628                235         1998(A)
Woodhaven Place                     501            5,173             5,674                269         1998(A)
Woodlake Estates                    632            4,672             5,304                206         1998(A)
Woodlake Trails                   1,206              668             1,874                  -         1999(A)
Woodland Park Estates             1,593           14,506            16,099                741         1998(A)
Woods Edge                          103            8,358             8,461                947         1985(A)
Woodside Terrace                  1,064           10,738            11,802                864         1997(A)
Worthington Arms                    376            3,663             4,039                720         1990(A)
Corporate Headquarters                -            3,419             3,419                885         Various
                              ---------      -----------       -----------        -----------
                              $ 107,952(5)   $   758,239(6)    $   866,191        $    92,558
                              =========      ===========       ===========        ===========

(1) These communities collateralize $43.9 million of term debt.
(2) These communities are financed by $36.6 million of collateralized lease obligations.
(3) These communities collateralize $4.8 million of mortgage debt.
(4) These communities collateralize $3.9 million of mortgage debt.
(5) Includes $8.3 million of land in property under development in Footnote 2 "Rental Property" to the Company's Consolidated Financial Statements included elsewhere herein.
(6) Includes $16.7 million of property under development in Footnote 2 "Rental Property" to the Company's Consolidated Financial Statements included elsewhere herein.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                       SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
(AMOUNTS IN THOUSANDS)




The change in investment in real estate for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                                              1999             1998             1997
                                                          -----------      -----------       -----------
Balance, beginning of year                                $   803,152      $   684,821       $   588,813
Community and land acquisitions, including
     immediate improvements                                    59,578          102,248            73,065
Community expansion and development                            42,480           26,874            17,300
Improvements, other                                             7,022            6,193             5,643
Dispositions and other                                        (46,041)         (16,984)               --
                                                          -----------      -----------       -----------

Balance, end of year                                      $   866,191      $   803,152       $   684,821
                                                          ===========      ===========       ===========


The change in accumulated depreciation for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                              1999             1998              1997
                                                          -----------      -----------       -----------
Balance, beginning of year                                $    70,940      $    50,084       $    30,535
Depreciation for the period                                    25,112           22,765            19,549
Dispositions and other                                         (3,494)          (1,909)               --
                                                          -----------      -----------       -----------

Balance, end of year                                      $    92,558      $    70,940       $    50,084
                                                          ===========      ===========       ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2000
                                   SUN COMMUNITIES OPERATING LIMITED
                                   PARTNERSHIP

                                   By:  Sun Communities, Inc., General Partner

                                        By: /s/ Gary A. Shiffman
                                           -----------------------------------
                                           Gary A. Shiffman, President




         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   NAME                                      TITLE                        DATE
   ----                                      -----                        ----
 /s/ Gary A. Shiffman
--------------------------          Chief Executive Officer,         March 20, 2000
   Gary A. Shiffman                 President and Director


 /s/ Jeffrey P. Jorissen
--------------------------          Senior Vice President,           March 20, 2000
   Jeffrey P. Jorissen              Chief Financial Officer,
                                    Treasurer, Secretary
                                    And Principal Accounting
                                    Officer

 /s/ Paul D. Lapides
--------------------------          Director                         March 20, 2000
   Paul D. Lapides


 /s/ Ted J. Simon
--------------------------          Director                         March 20, 2000
   Ted J. Simon


 /s/ Clunet R. Lewis
--------------------------          Director                         March 20, 2000
   Clunet R. Lewis


   NAME                                      TITLE                    DATE
   ----                                      -----                    ----

 /s/ Ronald L. Piasecki
--------------------------                  Director             March 20, 2000
   Ronald L. Piasecki

 /s/ Arthur A. Weiss
--------------------------                  Director             March 20, 2000
   Arthur A. Weiss


                                                           EXHIBIT INDEX
                                                                                                                    SEQUENTIALLY
EXHIBIT                                                                                                               NUMBERED
NUMBER                                                    DESCRIPTION                                                    PAGE
2.1              Form of Sun Communities, Inc.'s Common Stock Certificate                                               (1)

3.1              Amended and Restated Articles of Incorporation of Sun Communities, Inc.                                (1)

3.2              Bylaws of Sun Communities, Inc.                                                                        (3)

4.1              Indenture, dated as of April 24, 1996, among Sun Communities, Inc., Sun Communities                    (4)
                 Operating Limited Partnership and Bankers Trust Company, as Trustee

4.2              Form of Note for the 2001 Notes                                                                        (4)

4.3              Form of Note for the 2003 Notes                                                                        (4)

4.4              First Supplemental Indenture, dated as of August 20, 1997, by and Sun Communities Operating            (9)
                 Limited Partnership and Bankers Trust Company, as Trustee

4.5              Form of Medium-Term Note (Floating Rate)                                                               (9)

4.6              Form of Medium-Term Note (Fixed Rate)                                                                  (9)

4.7              Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series             (11)
                 of Preferred Stock and Fixing Distribution and other Rights in such Series

4.8              Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series             (13)
                 of Preferred Stock

10.1             Second Amended and Restated Agreement of Limited Partnership of Sun Communities Operating              (8)
                 Limited Partnership

10.2             Second Amended and Restated 1993 Stock Option Plan#                                                    (12)

10.3             Amended and Restated 1993 Non-Employee Director Stock Option Plan#                                     (8)

10.4             Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers           (1)
                 and other individuals#

10.5             Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and                 (5)
                 certain directors#

10.6             Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman#                               (8)

10.7             Senior Unsecured Line of Credit Agreement with Lehman Brothers Holdings Inc.                           (9)

10.8             Amended and Restated Loan Agreement between Sun Communities Funding Limited Partnership and            (9)
                 Lehman Brothers Holdings Inc.

10.9             Amended and Restated Loan Agreement among Miami Lakes Venture Associates, Sun Communities              (9)
                 Funding Limited Partnership and Lehman


                                                                                                                    SEQUENTIALLY
EXHIBIT                                                                                                                NUMBERED
NUMBER                                                    DESCRIPTION                                                    PAGE
------                                                    -----------                                               ------------
                 Brothers Holdings Inc.

10.10            Form of Indemnification Agreement between each officer and director of Sun Communities, Inc.           (9)
                 and Sun Communities, Inc.

10.11            Loan Agreement among Sun Communities Operating Limited Partnership, Sea Breeze Limited                 (9)
                 Partnership and High Point Associates, LP.

10.12            Option Agreement by and between Sun Communities Operating Limited Partnership and Sea Breeze           (9)
                 Limited Partnership

10.13            Option Agreement by and between Sun Communities Operating Limited Partnership and High Point           (9)
                 Associates, LP

10.14            $1,022,538.12 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited               (7)
                 Partnership

10.15            $1,022,538.13 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited               (7)
                 Partnership

10.16            $6,604,923.75 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited               (7)
                 Partnership

10.17            Stock Pledge Agreement between Gary A. Shiffman and Sun Communities Operating Limited                  (7)
                 Partnership for 94,570 shares of Common Stock

10.18            Stock Pledge Agreement between Gary A. Shiffman and Sun Communities Operating Limited                  (7)
                 Partnership for 305,430 shares of Common Stock

10.19            $ 1,300,195.40 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited              (9)
                 Partnership

10.20            $ 1,300,195.40 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited              (9)
                 Partnership

10.21            Stock Pledge Agreement between Gary A. Shiffman and Sun Communities Operating Limited                  (9)
                 Partnership with respect to 80,000 shares of Common Stock

10.22            Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#                           (11)

10.23            Long Term Incentive Plan                                                                               (9)

10.24            Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated            (11)
                 June 5, 1998#

10.25            Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen,               (11)
                 dated June 5, 1998#

10.26            Restricted Stock Award Agreement between Sun Communities, Inc. and Jonathan M. Colman, dated          (11)
                 June 5, 1998#

10.27            Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W. Fannon, dated             (11)
                 June 5, 1998#


                                                                                                           SEQUENTIALLY
EXHIBIT                                                                                                       NUMBERED
NUMBER                                                    DESCRIPTION                                           PAGE
10.28    Sun Communities, Inc. 1998 Stock Purchase Plan#                                                        (11)

10.29    Employment Agreement between Sun Home Services, Inc. and Brian Fannon#                                 (11)

10.30    Facility and Guaranty Agreement among Sun Communities, Inc., Sun Communities Operating                 (11)
         Limited Partnership, Certain Subsidiary Guarantors and First National Bank of Chicago, dated
         December 10, 1998

10.31    Rights Agreement between Sun Communities, Inc. and State Street Bank and Trust Company,                (10)
         dated April 24, 1998

10.32    Employment Agreement between Sun Communities, Inc. and Brian W. Fannon#                                (11)

10.33    Contribution Agreement, dated as of September 29, 1999, by and among the Company, the                  (13)
         General Partner, Belcrest Realty Corporation and Belair Real Estate Corporation

10.34    One Hundred Third Amendment to Second Amended and Restated Limited Partnership Agreement of            (13)
         the Company

21       List of Subsidiaries of Sun Communities Operating Limited Partnership                                  (14)

23       Consent of PricewaterhouseCoopers LLP, independent accountants                                         (14)

27       Financial Data Schedule                                                                                (14)

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

(8) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

(9) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(10) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated April 24, 1998.

(11) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

(12) Incorporated by reference to Sun Communities, Inc.'s Proxy Statement, dated April 20, 1999

(13) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 14, 1999.

(14) Filed herewith.


# Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.