Form 10-K405/A
period 1999-12-31
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 2000-04-28
CIK 917224

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                                      [ X ]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 X  Yes      No
                                ---      ---

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

                                    PART III

         The General Partner is the sole general partner of the Company and, therefore, the information required by ITEMS 10, 11, 12 and 13 is included in the General Partner's Form 10-K/A for the fiscal year ended December 31, 1999, and is incorporated herein by reference.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 28, 2000

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