Form 10-Q
period 2000-03-31
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 2000-05-12
CIK 917224

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X] Quarterly report pursuant to Section 13 of 15(d) of the Securities
                              Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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



                                                                                              PAGES
                                                                                              -----
PART I

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of March 31, 2000 and
                       December 31, 1999                                                          3

              Consolidated Statements of Income for the Three Months
                       Ended March 31, 2000 and 1999                                              4

              Consolidated Statements of Cash Flows for the Three Months
                       Ended March 31, 2000 and 1999                                              5

              Notes to Consolidated Financial Statements                                       6-10


Item 2.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                    11-14



PART II

Item 6.(a)    Exhibits required by Item 601 of Regulation S-K                                    15

Item 6.(b)    Reports on Form 8-K                                                                15

              Signatures                                                                         16

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                 (IN THOUSANDS)
                                      -----



                                    ASSETS                                      2000                1999
                                                                          -------------        -------------

Investment in rental property, net                                        $     756,665        $     755,138
Cash and cash equivalents                                                        12,549               11,330
Notes and other receivables                                                      97,662               96,028
Investment in and advances to affiliate                                          37,382               18,841
Other assets                                                                     26,188               25,295
                                                                           ------------        -------------

                  Total assets                                            $     930,446        $     906,632
                                                                          =============        =============


     LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Line of credit                                                       $      70,000        $      47,000
     Debt                                                                       353,854              354,564
     Accounts payable and accrued expenses                                       19,607               17,616
     Deposits and other liabilities                                               9,594                8,660
                                                                          -------------        -------------

                    Total liabilities                                           453,055              427,840
                                                                          -------------        -------------

Partners' Capital:
     Preferred Operating Partnership Units ("POP Units"),
         unlimited authorized, 3,325 issued and
         outstanding in 2000 and 1999                                            85,783               85,783
     Operating Partnership Units ("OP Units"), unlimited
         authorized; 20,196 and 20,163 issued and
         outstanding in 2000 and 1999, respectively
          General partner                                                       345,076              346,417
          Limited partners                                                       51,836               52,051
     Unearned compensation                                                       (5,304)              (5,459)
                                                                          -------------        -------------

                    Total partners' capital                                     477,391              478,792
                                                                          -------------        -------------

                    Total liabilities and partners' capital               $     930,446        $     906,632
                                                                          =============        =============




    The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                     -------


                                                      2000              1999
                                                     -------          -------
Revenues:
        Income from property                         $33,129          $31,374
        Other income                                   2,751            1,705
                                                     -------          -------

                Total revenues                        35,880           33,079
                                                     -------          -------
Expenses:
        Property operating and maintenance             7,172            6,849
        Real estate taxes                              2,247            2,205
        Property management                              740              611
        General and administrative                     1,051              910
        Depreciation and amortization                  7,546            6,882
        Interest                                       6,694            6,684
                                                     -------          -------

                Total expenses                        25,450           24,141
                                                     -------          -------

Income before distribution
        to Preferred OP Units                         10,430            8,938


Less distribution to Preferred OP Units                1,915              626
                                                     -------          -------

Earnings attributable to OP Units                    $ 8,515          $ 8,312
                                                     =======          =======

Net income attributed to:
        General Partner                              $ 7,357          $ 7,135
        Limited Partners                               1,158            1,177
                                                     -------          -------
                                                     $ 8,515          $ 8,312
                                                     =======          =======

Earnings per OP Unit:
        Basic                                        $  0.43          $  0.42
                                                     =======          =======
        Diluted                                      $  0.42          $  0.41
                                                     =======          =======

Weighted average OP Units outstanding-basic           20,006           19,937
                                                     =======          =======

    The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                 (IN THOUSANDS)
                                     -------


                                                                                    2000               1999
                                                                               -------------       ------------
Cash flows from operating activities:
    Earnings attributable to OP Units                                          $       8,515       $      8,312
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Depreciation and amortization                                                   7,546              6,882
       Amortization of deferred financing costs                                          201                196
       Increase in other assets                                                       (1,843)              (910)
       Increase in accounts payable and other liabilities                              2,925              2,986
                                                                               -------------       ------------

               Net cash provided by operating activities                              17,344             17,466
                                                                               -------------       ------------

Cash flows from investing activities:
    Investment in rental properties                                                   (8,090)           (14,337)
    Investment in and advances to affiliate                                          (18,541)            (2,305)
    Investment in notes receivable, net                                               (1,468)           (21,953)
                                                                               -------------       ------------

               Net cash used in investing activities                                 (28,099)           (38,595)
                                                                               -------------       ------------

Cash flows from financing activities:
    Borrowings on line of credit, net                                                 23,000             24,000
    Repayments on notes payable and other debt                                          (710)              (684)
    Capital contribution                                                                  33                 15
    Distributions                                                                    (10,270)            (9,830)
    Payments for deferred financing costs                                                (79)               (21)
                                                                               -------------       ------------

               Net cash provided by financing activities                              11,974             13,480
                                                                               -------------       ------------

Net increase (decrease) in cash and cash equivalents                                   1,219             (7,649)

Cash and cash equivalents, beginning of period                                        11,330              9,588
                                                                               -------------       ------------

Cash and cash equivalents, end of period                                       $      12,549       $      1,939
                                                                               =============       ============

Supplemental information:
    Debt assumed for rental properties                                         $          --       $      1,700
    Capitalized lease obligation for rental properties                         $          --       $     10,605





    The accompanying notes are an integral part of the consolidated financial statements

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------


1.   BASIS OF PRESENTATION:

     These unaudited condensed consolidated financial statements of Sun Communities Operating Limited Partnership (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1999. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period financial statements to conform with current period presentation.

     The Company owns 100 percent of the preferred stock of an affiliate, Sun Home Services, Inc.("Sun Homes"), is entitled to 95 percent of the operating cash flow of Sun Homes, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by two officers of the Company and the estate of a former officer of the Company who are entitled to receive 5 percent of the operating cash flow.

     At March 31, 2000, "SunChamp", a 50 percent controlled joint venture of the Company and Champion Enterprises, Inc., owns ten communities under initial development. The Company accounts for its investment utilizing the equity method of accounting.

     Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the Company's partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. Amounts paid on behalf of Sun by the Company are reflected in the statement of operations as general and administrative expenses. The balance sheet of Sun as of March 31, 2000 is identical to the accompanying Company balance sheet, except as follows:

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------


1.    BASIS  OF  PRESENTATION: CONTINUED


                                                    As Presented
                                                       Herein                                    Sun Communities, Inc.
                                                   March 31, 2000          Adjustments              March 31, 2000
                                                   --------------         ---------------        ---------------------
                                                                           (in thousands)
       Notes and other receivables................$          97,662        $       (2,600)        $         95,062
                                                  =================        ==============         ================

       Total assets...............................$         930,446        $       (2,600)        $        927,846
                                                  =================        ==============         ================

       Minority interests.........................                         $      137,619         $        137,619
                                                                                                  ================

       Preferred OP Units.........................$          85,783               (85,783)
       General partner............................          345,076              (345,076)
       Limited partners...........................           51,836               (51,836)

       Common stock...............................                                    175         $            175
       Additional paid-in capital.................                                393,392                  393,392
       Distributions in excess of.................
           accumulated earnings...................                                (39,805)                 (39,805)
       Officers' notes............................                                (11,286)                 (11,286)
       Unearned compensation......................           (5,304)                   --                   (5,304)
                                                  -----------------        --------------         ----------------
           Partners' capital/Stockholders'........
               equity.............................$         477,391        $       (2,600)        $        337,172
                                                  =================        ==============         ================
       Total liabilities and partners'
           capital/Stockholders' equity...........$         930,446        $       (2,600)        $        927,846
                                                  =================        ==============         ================

2.    RENTAL PROPERTY:

      The following summarizes rental property (in thousands):


                                                                               March 31,         December 31,
                                                                                   2000               1999
                                                                             -------------      ---------------
              Land                                                            $      76,120      $        76,069
              Land improvements and buildings                                       724,106              720,662
              Furniture, fixtures, equipment                                         17,291               16,943
              Land held for future development                                       16,668               17,046
              Property under development                                             21,601               16,976
                                                                              -------------      ---------------
                                                                                    855,786              847,696
              Accumulated depreciation                                               99,121               92,558
                                                                              -------------      ---------------

              Rental property, net                                            $     756,665      $       755,138
                                                                              =============      ===============

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


3.   NOTES RECEIVABLE:

      Notes receivable consisted of the following (in thousands):

                                                                                        March 31,         December 31,
                                                                                           2000               1999
                                                                                      -------------     ---------------
         Mortgage notes receivable with minimum monthly interest payments at 7%, maturing June 30, 2012,
               collateralized by two communities(a)                                   $      15,093     $        15,093


         Note receivable, bears interest at LIBOR + 2.35%
               and payable on demand                                                         40,847              40,794

         Note receivable, bears interest at 9.75% and
               matures September 2005                                                         4,000               4,000

         Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate
               and maturity of 11% and 21 years, respectively                                18,200              18,635

         Notes receivable, other, various interest rates ranging from 6% to 9.5%
               or prime + 1.5%, various
               maturity dates through December 31, 2003                                       1,562               1,562

         10 year note receivable from an officer of the general partner bearing interest at LIBOR + 1.75%, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by
               80,000 shares of Sun's common
               stock with personal liability up to $1.3 million                               2,600               2,600

         Other receivables                                                                   15,360              13,344
                                                                                      -------------     ---------------

                                                                                      $      97,662     $        96,028
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

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     ------

4.     DEBT:

       The following table sets forth certain information regarding debt (in thousands):

                                                                                  March 31,         December 31,
                                                                                    2000                1999
                                                                              -------------      ---------------
           Collateralized term loan, interest at 7.01%,
                  due September 9, 2007                                       $      43,797      $        43,927
           Senior notes, interest at 7.375%, due May 1, 2001                         65,000               65,000
           Senior notes, interest at 7.625%, due May 1, 2003                         85,000               85,000
           Senior notes, interest at 6.97%, due December 3, 2007                     35,000               35,000
           Callable/redeemable notes, interest at 6.77%,
                  due May 14, 2015, callable/redeemable
                  May 16, 2005                                                       65,000               65,000
           Capitalized lease obligations, interest ranging
                  from 5.5% to 6.3%, due March 2001 through
                  January 2004                                                       36,474               36,620
           Mortgage notes, other                                                     23,583               24,017
                                                                              -------------      ---------------

                                                                              $     353,854      $       354,564
                                                                              =============      ===============


       The Company had $55 million available to borrow under its $125 million line of credit at March 31, 2000. Borrowings under the line of credit bear interest at the rate of LIBOR plus 1.0% and mature January 1, 2003.

5.     OTHER INCOME:


       The components of other income are as follows for the periods ended March 31, 2000 and 1999 (in thousands):


                                                          2000           1999
                                                        ----------    ----------
                 Interest and other                     $    2,832    $    1,388
                 Income (loss) from affiliate                  (81)          317
                                                        ----------    ----------

                                                        $    2,751    $    1,705
                                                        ==========    ==========

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     ------


6.     EARNINGS PER OP UNIT (IN THOUSANDS):

                                                                     For the Three Months
                                                                        Ended March 31,
                                                                     2000           1999
                                                                  ----------     ----------
       Earnings used for basic and diluted earnings per
          OP unit computation                                     $    8,515     $    8,312
                                                                  ==========     ==========

       Total units used for basic earnings per OP unit                20,006         19,937
       Dilutive securities, principally Sun's stock options               59            124
                                                                  ----------     ----------
       Total shares used for diluted earnings per OP unit
          computation                                                 20,065         20,061
                                                                  ==========     ==========




       Diluted earnings per OP unit reflect the potential dilution that would occur if securities were exercised or converted into OP units. Convertible Preferred OP Units are excluded from the computations as their inclusion would have an antidilutive effect on earnings per share in 2000 and 1999.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2000 and 1999

For the three months ended March 31, 2000, income before distribution to Preferred OP Units increased by 16.7 percent from $8.9 million to $10.4 million, when compared to the three months ended March 31, 1999. The increase was due to increased revenues of $2.8 million while expenses increased by $1.3 million.

Income from property increased by $1.7 million from $31.4 million to $33.1 million, or 5.6 percent, due primarily to rent increases and other community revenues ($1.8 million), lease up of manufactured home sites including new developments ($0.7 million), and acquisitions ($0.6 million), offset by a revenue reduction of $1.3 million due to the sale of four communities during 1999.

Other income increased by $1.0 million from $1.7 million to $2.7 million due primarily to a $1.4 million increase in interest and other income offset by a reduction of $0.4 million of income from affiliates.

Property operating and maintenance expenses increased by $0.3 million from $6.9 million to $7.2 million, or 4.7 percent, due primarily to acquisitions and timing.

Real estate taxes remained constant at $2.2 million for both periods.

Property management expenses increased by $0.1 million from $0.6 million to $0.7 million representing 2.2 percent and 1.9 percent of income from property in 2000 and 1999, respectively.

General and administrative expenses increased by $0.1 million from $0.9 million to $1.0 million, representing 2.9 percent and 2.8 percent of total revenues in 2000 and 1999, respectively.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $2.2 million from $22.5 million to $24.7 million. EBITDA as a percent of revenues increased to 68.8 percent in 2000 compared to 68.0 percent in 1999.

Depreciation and amortization increased by $0.7 million from $6.9 million to $7.6 million, or 9.6 percent, due primarily to acquisitions and development of communities in 1999.

Interest expense remained constant at $6.7 million for both periods.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    -------




SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the three months ended March 31, 2000 and 1999. The "Same Property data represents information regarding the operation of communities owned as of January 1, 1999 and March 31, 2000. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company is providing financing and managing the properties. Such amounts relate to the total portfolio data and include 923 sites in 2000 and 1999.

                                                                  SAME PROPERTY                  TOTAL PORTFOLIO
                                                               2000           1999            2000              1999
                                                            -----------    -----------    -----------       -----------
Income from property                                        $    24,739    $    23,394    $    33,129       $    31,374
                                                            -----------    -----------    -----------       -----------
Property operating expenses:
        Property operating and maintenance                        4,472          4,263          7,172             6,849
        Real estate taxes                                         1,935          1,776          2,247             2,205
                                                            -----------    -----------    -----------       -----------
                Property operating expenses                       6,407          6,039          9,419             9,054
                                                            -----------    -----------    -----------       -----------

Property EBITDA                                             $    18,332    $    17,355    $    23,710       $    22,320
                                                            ===========    ===========    ===========       ===========

Number of operating properties                                       88             88            116 (2)           107
Developed sites                                                  29,995         29,409         39,463 (2)        38,240
Occupied sites                                                   28,552         27,905         35,636            35,427
Occupancy %                                                       95.2%          94.9%          95.1% (1)         94.9% (1)
Weighted average monthly rent per site                      $       285    $       272      $     282 (1)   $       272 (1)
Sites available for development                                   1,715          2,212          9,955 (3)         8,478
Sites planned for development in current year                       278            641          1,992 (3)         2,327

1 Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites and sites owned through joint ventures.
2 Includes 7 communities and 1,150 develop sites owned through joint ventures. 3 Includes 4,017 sites available for development and 641 sites planned for development owned through joint ventures.

On a same property basis, property revenues increased by $1.3 million from $23.4 million to $24.7 million, or 5.7 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 647 leased sites at March 31, 2000 compared to March 31, 1999.

Property operating expenses increased by $0.4 million from $6.0 million to $6.4 million or 6.1 percent, due to increased occupancies and costs. Property EBITDA increased by $1.0 million from $17.3 million to $18.3 million, or 5.6 percent.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    -------

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1.2 million to $12.5 million at March 31, 2000 compared to $11.3 million at December 31, 1999 because cash provided by operating and financing activities exceeded cash used in investing activities.

Net cash provided by operating activities decreased by $0.1 million to $17.3 million for the three months ended March 31, 2000 compared to $17.4 million for the same period in 1999. This decrease was primarily due to other assets increasing by $0.9 million offset by a $0.9 million increase in earnings attributable to OP Units before depreciation and amortization.

Net cash used in investing activities decreased by $10.5 million to $28.1 million from $38.6 million primarily due to a reduction of $20.5 million used to finance notes receivable and a $6.2 million decrease in rental property acquisition activities offset by a $16.2 million increase in investments in and advances to affiliates.

Net cash provided by financing activities decreased by $1.5 million to $12.0 million for the three months ended March 31, 2000 compared to $13.5 million for the same period in 1999. This decrease was primarily because of a $1.0 million reduction in borrowings on the line of credit and distributions increasing by $0.4 million.

The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of debt securities, or general or limited partnership interests. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term. The Company may also meet these short-term and long-term requirements by utilizing its $125 million line of credit which bears interest at LIBOR plus 1.0% and is due January 1, 2003. See "Special Note Regarding Forward-Looking Statements."

At March 31, 2000, the Company's debt to total market capitalization approximated 38% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 4.9 years and a weighted average interest rate of 7.1%.

Recurring capital expenditures approximated $1.0 million for the three months ended March 31, 2000.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     -----

OTHER

Year 2000 Update

In February 2000, the Company officially concluded its Year 2000 compliance program as no events had occurred that significantly affected either the Company's operation or its financial statements.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see the section entitled "Risk Factors" of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 15, 2000, for a list of uncertainties and factors.

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

Recent Accounting Pronouncements

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement will be effective January 1, 2001. There is no effect from the application of SFAS 133 on the earnings and financial position of the Company as the Company had no derivative instruments at March 31, 2000 and December 31, 1999.

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

Dated: May 12, 2000



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