Form 10-Q
period 2000-06-30
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 2000-08-04
CIK 917224

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     |X| Quarterly report pursuant to Section 13 of 15(d) of the Securities
                              Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                       OR


        |_| Transition pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                       COMMISSION FILE NUMBER 333-2522-01


                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
           (Exact Name of Registrant as Specified in its Certificate)


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


                                                                            PAGES
                                                                            -----
PART I

Item 1.      Financial Statements:

             Consolidated Balance Sheets as of June 30, 2000 and
                    December 31, 1999                                           3

             Consolidated Statements of Income for the Periods
                    Ended June 30, 2000 and 1999                                4

             Consolidated Statements of Cash Flows for the Six Months
                    Ended June 30, 2000 and 1999                                5

             Notes to Consolidated Financial Statements                       6-9


Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     10-14



PART II

Item 6.(a)   Exhibits required by Item 601 of Regulation S-K                   15

Item 6.(b)   Reports on Form 8-K                                               15

             Signatures                                                        16


                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                 (IN THOUSANDS)

                                    ASSETS                                      2000                1999
                                                                          -------------        -------------
Investment in rental property, net                                        $     781,133        $     755,138
Cash and cash equivalents                                                         6,706               11,330
Notes and other receivables                                                     109,545               96,028
Investment in and advances to affiliate                                          26,422               18,841
Other assets                                                                     26,264               25,295
                                                                           ------------        -------------
                  Total assets                                            $     950,070        $     906,632
                                                                          =============        =============

     LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Line of credit                                                       $      92,000        $      47,000
     Debt                                                                       353,501              354,564
     Accounts payable and accrued expenses                                       16,732               17,616
     Deposits and other liabilities                                               9,337                8,660
                                                                          -------------        -------------
                    Total liabilities                                           471,570              427,840
                                                                          -------------        -------------

Partners' Capital:
     Preferred Operating Partnership ("POP Units"),
         unlimited authorized, 3,361 and 3,325 Units issued and
         outstanding in 2000 and 1999, respectively                              89,347               85,783
     Operating Partnership Units ("OP Units"), unlimited
         authorized; 20,187 and 20,163 issued and
         outstanding in 2000 and 1999, respectively
          General partner                                                       343,223              346,417
          Limited partners                                                       51,076               52,051
     Unearned compensation                                                       (5,146)              (5,459)
                                                                          -------------        -------------
                    Total partners' capital                                     478,500              478,792
                                                                          -------------        -------------
                    Total liabilities and partners' capital               $     950,070        $     906,632
                                                                          =============        =============


     The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

                       FOR THE PERIODS ENDED JUNE 30, 2000
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                            For the Three Months            For the Six Months
                                                              Ended June 30,                  Ended June 30,
                                                           2000             1999            2000            1999
                                                       ------------      -----------     -----------     -----------
Revenues:
        Income from property                           $     32,947      $    30,567     $    66,076     $    61,941
        Other income, principally interest                    3,117            2,194           6,021           3,820
                                                       ------------      -----------     -----------     -----------

                Total revenues                               36,064           32,761          72,097          65,761
                                                       ------------      -----------     -----------     -----------

Expenses:
        Property operating and maintenance                    6,703            6,440          13,875          13,289
        Real estate taxes                                     2,271            2,206           4,518           4,411
        Property management                                     709              646           1,449           1,257
        General and administrative                            1,001              952           2,052           1,862
        Depreciation and amortization                         7,678            7,135          15,224          14,017
        Interest                                              7,306            6,655          14,153          13,260
                                                       ------------      -----------     -----------     -----------

                Total expenses                               25,668           24,034          51,271          48,096
                                                       ------------      -----------     -----------     -----------

Income before distribution
        to Preferred OP Units                                10,396            8,727          20,826          17,665

Less distribution to Preferred OP Units                       1,956              626           3,871           1,252
                                                       ------------      -----------     -----------     -----------

Earnings attributable to OP Units                      $      8,440      $     8,101     $    16,955     $    16,413
                                                       ============      ===========     ===========     ===========

Net income attributed to:
        General Partner                                $      7,305      $     6,964     $    14,662     $    14,099
        Limited Partners                                      1,135            1,137           2,293           2,314
                                                       ------------      -----------     -----------     -----------
                                                       $      8,440      $     8,101     $    16,955     $    16,413
                                                       ============      ===========     ===========     ===========

Earnings per OP Unit:
        Basic                                          $       0.42      $      0.40     $      0.85     $      0.82
                                                       ============      ===========     ===========     ===========
        Diluted                                        $       0.42      $      0.40     $      0.84     $      0.81
                                                       ============      ===========     ===========     ===========
Weighted average OP Units
   outstanding - basic                                       19,999           19,964          20,003          19,950
                                                       ============      ===========     ===========     ===========


                The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                 (IN THOUSANDS)

                                                                                    2000               1999
                                                                               -------------       ------------
Cash flows from operating activities:
    Earnings attributable to OP Units                                          $      16,955       $     16,413
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Depreciation and amortization                                                  15,224             14,017
       Amortization of deferred financing costs                                          317                404
       Increase in other assets                                                       (3,140)            (3,410)
       Decrease in accounts payable and other liabilities                               (207)            (2,792)
                                                                               -------------       ------------

               Net cash provided by operating activities                              29,149             24,632
                                                                               -------------       ------------

Cash flows from investing activities:
    Investment in rental properties                                                  (35,565)           (28,395)
    Investment in and advances to affiliate                                          (18,592)            (3,323)
    Investment in notes receivable, net                                               (2,311)           (16,927)
                                                                               -------------       ------------

               Net cash used in investing activities                                 (56,468)           (48,645)
                                                                               -------------       ------------

Cash flows from financing activities:
    Borrowings on line of credit, net                                                 45,000             38,000
    Repayments on notes payable and other debt                                        (1,063)              (976)
    Capital contribution (withdrawal)                                                   (267)               918
    Distributions                                                                    (20,975)           (20,083)
    Payments for deferred financing costs                                               --                 (244)
                                                                               -------------       ------------

               Net cash provided by financing activities                              22,695             17,615
                                                                               -------------       ------------

Net decrease in cash and cash equivalents                                             (4,624)            (6,398)

Cash and cash equivalents, beginning of period                                        11,330              9,646
                                                                               -------------       ------------

Cash and cash equivalents, end of period                                       $       6,706       $      3,248
                                                                               =============       ============

Supplemental information:
    Conversion of partnership interest to notes receivable                     $      11,011       $       --
    Preferred OP Units issued for rental properties                            $       3,564       $       --
    Debt assumed for rental properties                                         $        --         $      1,700
    Capitalized lease obligation for rental properties                         $        --         $     10,605


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

     The Company owns 100 percent of the preferred stock of an affiliate, Sun Home Services, Inc. ("Sun Homes"), is entitled to 95 percent of the operating cash flow of Sun Homes, and accounts for its investment utilizing the equity method of accounting. The common stock of Sun Homes is owned by two officers of Sun (as defined below) and the estate of a former officer of Sun who collectively are entitled to receive 5 percent of the operating cash flow of Sun Homes.

     At June 30, 2000, "SunChamp", a joint venture among the Company and Champion Enterprises, Inc., owned ten communities under initial development. The Company accounts for its investment utilizing the equity method of accounting.

     Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the Company's partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. Amounts paid on behalf of Sun by the Company are reflected in the statement of operations as general and administrative expenses. The balance sheet of Sun as of June 30, 2000 is identical to the accompanying Company balance sheet, except as follows:

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION: CONTINUED

                                                      As Presented
                                                          Herein                               Sun Communities, Inc.
                                                      June 30, 2000           Adjustments          June 30, 2000
                                                      -------------           ------------         --------------
                                                                           (in thousands)

       Notes and other receivables................$         106,545        $       (2,600)        $        103,945
                                                  =================        ==============         ================

       Total assets...............................$         950,070        $       (2,600)        $        947,470
                                                  =================        ==============         ================

       Minority interests.........................                         $      140,423         $        140,423
                                                                           ==============         ================

       Preferred OP Units.........................$          89,347               (89,347)
       General partner............................          343,223              (343,223)
       Limited partners...........................           51,076               (51,076)

       Common stock...............................                                    175         $            175
       Additional paid-in capital.................                                393,474                  393,474
       Distributions in excess of.................
           accumulated earnings...................                                (41,769)                 (41,769)
       Officers' notes............................                                (11,257)                 (11,257)
       Unearned compensation......................           (5,146)                   --                   (5,146)
                                                  -----------------        --------------         ----------------
           Partners' capital/Stockholders'
               equity.............................$         478,500        $     (143,023)        $        335,477
                                                  =================        ==============         ================
       Total liabilities and partners'
           capital/Stockholders' equity...........$         950,070        $       (2,600)        $        947,470
                                                  =================        ==============         ================

2.   RENTAL PROPERTY:

      The following summarizes rental property (in thousands):

                                                                                 June 30,        December 31,
                                                                                   2000               1999
                                                                              --------------    ----------------
              Land                                                            $      78,121      $        76,069
              Land improvements and buildings                                       747,078              720,662
              Furniture, fixtures, equipment                                         17,730               16,943
              Land held for future development                                       16,331               17,046
              Property under development                                             27,565               16,976
                                                                              -------------      ---------------
                                                                                    886,825              847,696
              Accumulated depreciation                                              105,692               92,558
                                                                              -------------      ---------------

              Rental property, net                                            $     781,133      $       755,138
                                                                              =============      ===============

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   NOTES AND OTHER RECEIVABLES:

      Notes receivable consisted of the following (in thousands):

                                                                                           June 30,   December 31,
                                                                                             2000       1999
                                                                                           --------   ------------
Mortgage notes receivable with minimum monthly interest payments ranging from 7% to LIBOR + 3.25% maturing from May 2002 through
    June 2012, collateralized by four communities                                          $ 29,555   $ 15,093

Note receivable, bears interest at LIBOR + 2.35%
      and payable on demand                                                                  41,307     40,794

Note receivable, bears interest at 9.75% and
      matures September 2005                                                                  4,000      4,000

Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate
      and maturity of 11% and 21 years, respectively                                         17,348     18,635

Notes receivable, other, various interest rates ranging from 6% to 9.5%
      or prime + 1.5%, various
      maturity dates through December 31, 2003                                                1,562      1,562

10 year note receivable from an officer of Sun bearing interest at
      LIBOR + 1.75%, with a minimum and maximum interest rate of 6% and
      9%, respectively, collateralized by 80,000 shares of Sun's common
      stock with personal liability up to $1.3 million                                        2,600      2,600

Other receivables                                                                            13,173     13,344
                                                                                           --------   --------

                                                                                           $109,545   $ 96,028
                                                                                           ========   ========

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.     DEBT:

       The following table sets forth certain information regarding debt (in thousands):

                                                                                June 30,           December 31,
                                                                                  2000                1999
                                                                              -------------      ---------------
           Collateralized term loan, interest at 7.01%,
                  due September 9, 2007                                       $      43,664      $        43,927
           Senior notes, interest at 7.375%, due May 1, 2001                         65,000               65,000
           Senior notes, interest at 7.625%, due May 1, 2003                         85,000               85,000
           Senior notes, interest at 6.97%, due December 3, 2007                     35,000               35,000
           Callable/redeemable notes, interest at 6.77%,
                  due May 14, 2015, callable/redeemable
                  May 16, 2005                                                       65,000               65,000
           Capitalized lease obligations, interest ranging
                  from 5.5% to 6.3%, due March 2001 through
                  January 2004                                                       36,326               36,620
           Mortgage notes, other                                                     23,511               24,017
                                                                              -------------      ---------------

                                                                              $     353,501      $       354,564
                                                                              =============      ===============


       The Company had $33 million available to borrow under its $125 million line of credit at June 30, 2000. Borrowings under the line of credit bear interest at the rate of LIBOR plus 1.0% and mature January 1, 2003.

5.     EARNINGS PER OP UNIT (IN THOUSANDS):

                                                            For the Three Months           For the Six Months
                                                              Ended June 30,                  Ended June 30,
                                                           2000             1999            2000            1999
                                                       ------------      -----------     -----------     -----------
        Earnings used for basic and diluted
          earnings per OP unit computation             $      8,440      $     8,101     $    16,955     $    16,413
                                                       ============      ===========     ===========     ===========

        Total units for basic earnings per
          OP unit                                            19,999           19,964          20,003          19,950
        Dilutive securities, principally
          Sun's stock options                                   123              193              91             155
                                                       ------------      -----------     -----------     -----------
        Total shares used for diluted
          earnings per OP unit computation                   20,122           20,157          20,094          20,105
                                                       ============      ===========     ===========     ===========

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

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2000 and 1999

For the six months ended June 30, 2000, income before distribution to Preferred OP Units increased by 17.9 percent from $17.7 million to $20.8 million, when compared to the six months ended June 30, 1999. The increase was due to increased revenues of $6.3 million while expenses increased by $3.2 million. Income from property increased by $4.1 million from $62.0 million to $66.1 million, or 6.7 percent, due primarily to rent increases and other community revenues ($3.2 million), lease up of manufactured home sites including new developments ($1.8 million), and acquisitions ($1.5 million), offset by a revenue reduction of $2.4 million due to the sale of four communities during 1999.

Other income increased by $2.2 million from $3.8 million to $6.0 million due primarily to an increase in interest income.

Property operating and maintenance expenses increased by $0.6 million from $13.3 million to $13.9 million, or 4.4 percent, due primarily to acquisitions.

Real estate taxes increased by $0.1 million from $4.4 million to $4.5 million primarily due to acquisitions and changes in property tax assessments.

Property management expenses increased by $0.2 million from $1.2 million to $1.4 million representing 2.2 percent and 2.0 percent of income from property in 2000 and 1999, respectively.

General and administrative expenses increased by $0.2 million from $1.9 million to $2.1 million, representing 2.8 percent of total revenues in 2000 and 1999.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $5.3 million from $44.9 million to $50.2 million. EBITDA as a percent of revenues increased to 69.6 percent in 2000 compared to 68.3 percent in 1999.

Depreciation and amortization increased by $1.2 million from $14.0 million to $15.2 million, or 8.6 percent, due primarily to acquisitions and development of communities in 2000 and 1999.

Interest expense increased by $0.9 million from $13.3 million to $14.2 million, or 6.7 percent, due primarily to investment in rental property and investment in and advances to affiliates.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, CONTINUED

Comparison of the three months ended June 30, 2000 and 1999

For the three months ended June 30, 2000, income before distribution to Preferred OP Units increased by 19.1 percent from $8.7 million to $10.4 million, when compared to the three months ended June 30, 1999. The increase was due to increased revenues of $3.3 million while expenses increased by $1.6 million.

Income from property increased by $2.4 million from $30.6 million to $33.0 million, or 7.8 percent, due primarily to rent increases and other community revenues ($1.5 million), lease up of manufactured home sites including new developments ($1.1 million), and acquisitions ($0.9 million), offset by a revenue reduction of $1.1 million due to the sale of four communities during 1999.

Other income increased by $0.9 million from $2.2 million to $3.1 million due primarily to an increase in interest income.

Property operating and maintenance expenses increased by $0.3 million from $6.4 million to $6.7 million, or 4.1 percent, due primarily to acquisitions.

Real estate taxes increased by $0.1 million from $2.2 million to $2.3 million primarily due to acquisitions and changes in property tax assessments.

Property management expenses increased by $0.1 million from $0.6 million to $0.7 million representing 2.2 percent and 2.1 percent of income from property in 2000 and 1999, respectively.

General and administrative expenses remain constant at $1.0 million, representing 2.8 percent and 2.9 percent of total revenues in 2000 and 1999, respectively.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $2.9 million from $22.5 million to $25.4 million. EBITDA as a percent of revenues increased to 70.4 percent in 2000 compared to 68.7 percent in 1999.

Depreciation and amortization increased by $0.6 million from $7.1 million to $7.7 million, or 7.6 percent, due primarily to acquisitions and development of communities in 2000 and 1999.

Interest expense increased by $0.6 million from $6.7 million to $7.3 million, or
9.8 percent, due primarily to investment in rental property and investment in and advances to affiliates.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the six months ended June 30, 2000 and 1999. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1999 and June 30, 2000. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company is providing financing and managing the properties. Such amounts relate to the total portfolio data and include 923 sites in 2000 and 1999.

                                                                 SAME PROPERTY                  TOTAL PORTFOLIO
                                                              ---------------------           ---------------------

                                                               2000           1999             2000           1999
                                                              ------         ------           ------         ------
Income from property                                          $ 49,712      $ 47,103         $ 66,076       $ 61,941
                                                              --------      --------         --------       --------
Property operating expenses:
        Property operating and maintenance                       3,870         3,553           13,875         13,289
        Real estate taxes                                        8,831         8,445            4,518          4,411
                                                              --------      --------         --------       --------
                Property operating expenses                     12,701        11,998           18,393         17,700
                                                              --------      --------         --------       --------
Property EBITDA                                               $ 37,011      $ 35,105         $ 47,683       $ 44,241
                                                              ========      ========         ========       ========

Number of operating properties                                      88            88              118 (2)        108
Developed sites                                                 30,000        29,463           39,896 (2)     38,500
Occupied sites                                                  28,623        28,054           36,631         35.600
Occupancy %                                                       95.4%         95.2%            95.4%(1)       94.7% (1)
Weighted average monthly rent per site                        $    287      $    274         $    284 (1)   $    274  (1)
Sites available for development                                  1,711         2,156            9,434 (3)      7,763
Sites planned for development in current year                      267           723            1,830 (3)      2,343


(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites and sites owned through joint ventures.

(2) Includes 7 communities and 1,255 developed sites owned through joint ventures.

(3) Includes 3,590 sites available for development and 640 sites planned for development owned through joint ventures.

On a same property basis, property revenues increased by $2.6 million from $47.1 million to $49.7 million, or 5.5 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 569 leased sites at June 30, 2000 compared to June 30, 1999.

Property operating expenses increased by $0.7 million from $12.0 million to $12.7 million or 5.9 percent, due to increased occupancies and costs. Property EBITDA increased by $1.9 million from $35.1 million to $37.0 million, or 5.4 percent.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $4.6 million to $6.7 million at June 30, 2000 compared to $11.3 million at December 31, 1999 because cash used in investing activities exceeded cash provided by operating and financing activities.

Net cash provided by operating activities increased by $4.5 million to $29.1 million for the six months ended June 30, 2000 compared to $24.6 million for the same period in 1999. This increase was primarily due to a $2.8 million change in accounts payable and other liabilities and other assets and a $1.7 million increase in earnings attributable to OP Units before depreciation and amortization.

Net cash used in investing activities increased by $7.8 million to $56.5 million from $48.7 million primarily due to a $15.2 million increase in investment in and advances to affiliates and a $7.2 million increase in rental property acquisition activities offset by a $14.6 million decrease in investments in notes receivable, net.

Net cash provided by financing activities increased by $5.1 million to $22.7 million for the six months ended June 30, 2000 compared to $17.6 million for the same period in 1999. This increase was primarily because of a $7.0 million increase in borrowings on the line of credit offset by a $1.2 million reduction in proceeds from common stock and operating partnership units and a $0.9 million increase in distributions.

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

At June 30, 2000, the Company's debt to total market capitalization ratio approximated 36.5% (assuming conversion of all Common and Preferred OP Units into shares of common stock), with a weighted average maturity of approximately
5.3 years and a weighted average interest rate of 7.2%.

Recurring capital expenditures approximated $2.0 million for the six months ended June 30, 2000.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such uncertainties and factors include the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders, and those referenced in the section entitled "Risk Factors" of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 15, 2000.

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

Recent Accounting Pronouncements

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement will be effective January 1, 2001. There is no effect from the application of SFAS 133 on the earnings and financial position of the Company as the Company had no derivative instruments at June 30, 2000 and December 31, 1999.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP


PART II

ITEM 6.(a) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

          EXHIBIT NO.                       DESCRIPTION

          27                         Financial Data Schedule



ITEM 6.(b) - REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the period covered by this Form 10-Q.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2000



              SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
              BY: Sun Communities, Inc., General Partner

              BY: /s/       Jeffrey P. Jorissen
                  --------------------------------------------------------------
                            Jeffrey P. Jorissen, Chief Financial Officer
                            and Secretary

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
