Form 10-Q
period 2000-09-30
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 2000-11-14
CIK 917224

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


|X| Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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




                                                                                           PAGES
                                                                                           -----

PART I
------
Item 1.           Financial Statements:

                  Consolidated Balance Sheets as of September 30, 2000 and
                           December 31, 1999                                                   3

                  Consolidated Statements of Income for the Periods
                           Ended September 30, 2000 and 1999                                   4

                  Consolidated Statements of Cash Flows for the Nine Months
                           Ended September 30, 2000 and 1999                                   5

                  Notes to Consolidated Financial Statements                                6-10


Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                             11-16



PART II
-------
Item 6.(a)        Exhibits required by Item 601 of Regulation S-K                             17

Item 6.(b)        Reports on Form 8-K                                                         17

                  Signatures                                                                  18

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                 (IN THOUSANDS)


                                                                               2000                1999
                                                                          -------------        -------------
                ASSETS
Investment in rental property, net                                        $     785,791        $     755,138
Cash and cash equivalents                                                        21,088               11,330
Notes and other receivables                                                     119,397              103,758
Investment in and advances to affiliate                                           7,163                8,605
Other assets                                                                     32,533               27,801
                                                                          -------------        -------------

                  Total assets                                            $     965,972        $     906,632
                                                                          =============        =============

     LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Line of credit                                                       $        -             $    47,000
     Debt                                                                       452,884              354,564
     Accounts payable and accrued expenses                                       23,669               17,616
     Deposits and other liabilities                                               8,137                8,660
                                                                          -------------        -------------

                  Total liabilities                                             484,690              427,840
                                                                          -------------        -------------

Redeemable preferred operating partnership units                                 39,347               35,783
                                                                          -------------        -------------

Partners' Capital:
     Series A Perpetual Preferred Operating Partnership
         Units, unlimited authorized, 1,000 issued and
         outstanding                                                             50,000               50,000
     Operating Partnership Units ("OP Units"), unlimited
         authorized; 20,188 and 20,163 issued and
         outstanding in 2000 and 1999, respectively
              General partner                                                   345,077              346,417
              Limited partners                                                   51,825               52,051
     Unearned compensation                                                       (4,967)              (5,459)
                                                                          -------------        -------------

                  Total partners' capital                                       441,935              443,009
                                                                          -------------        -------------

                  Total liabilities and partners' capital                 $     965,972        $     906,632
                                                                          =============        =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                           For the Three Months             For the Nine Months
                                                            Ended September 30,             Ended September 30,
                                                           2000             1999            2000            1999
                                                       ------------      -----------     -----------     -----------
Revenues:
        Income from property                           $     33,141      $    31,310     $    99,217     $    93,251
        Other income                                          3,872            2,823           9,893           6,643
                                                       ------------      -----------     -----------     -----------

                Total revenues                               37,013           34,133         109,110          99,894
                                                       ------------      -----------     -----------     -----------

Expenses:
        Property operating and maintenance                    7,504            7,118          21,379          20,407
        Real estate taxes                                     2,300            2,255           6,818           6,666
        Property management                                     732              713           2,181           1,970
        General and administrative                              928              890           2,980           2,752
        Depreciation and amortization                         7,846            7,277          23,070          21,294
        Interest                                              7,503            7,153          21,656          20,413
                                                       ------------      -----------     -----------     -----------

                Total expenses                               26,813           25,406          78,084          73,502
                                                       ------------      -----------     -----------     -----------

Income before other, net and distribution
        to Preferred OP Units                                10,200            8,727          31,026          26,392
Other, net                                                    4,619           -                4,619           -
                                                       ------------      -----------     -----------     ------------
Income before distribution to Preferred
        OP units                                             14,819            8,727          35,645          26,392
Less distribution to Preferred OP Units                       1,977              627           5,848           1,879
                                                       ------------      -----------     -----------     -----------

Earnings attributable to OP Units                      $     12,842      $     8,100     $    29,797     $    24,513
                                                       ============      ===========     ===========     ===========

Net income attributed to:
        General Partner                                $     11,117      $     6,985     $    25,779     $    21,084
        Limited Partners                                      1,725            1,115           4,018           3,429
                                                       ------------      -----------     -----------     -----------
                                                       $     12,842      $     8,100     $    29,797     $    24,513
                                                       ============      ===========     ===========     ===========

Earnings per OP Unit:
        Basic                                          $       0.64      $      0.41     $      1.49     $      1.23
                                                       ============      ===========     ===========     ===========
        Diluted                                        $       0.64      $      0.40     $      1.48     $      1.21
                                                       ============      ===========     ===========     ===========

Weighted average OP Units outstanding:
        Basic                                                19,998           19,971          20,001          19,957
                                                       ============      ===========     ===========     ===========
        Diluted                                              20,090           20,148          20,092          20,118
                                                       ============      ===========     ===========     ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                 (IN THOUSANDS)

                                                                                    2000               1999
                                                                               -------------       ------------
Cash flows from operating activities:
    Earnings attributable to OP Units                                          $      29,797       $     24,513
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Other, net                                                                     (4,619)             --
       Depreciation and amortization                                                  23,070             21,294
       Amortization of deferred financing costs                                          658                658
       Increase in other assets                                                       (6,896)            (9,713)
       Decrease in accounts payable and other liabilities                              5,530              6,900
                                                                               -------------       ------------

               Net cash provided by operating activities                              47,540             43,652
                                                                               -------------       ------------

Cash flows from investing activities:
    Investment in rental properties                                                  (50,177)           (57,963)
    Investment in and advances to affiliate                                            1,442              1,693
    Proceeds related to asset sales                                                    7,720             12,534
    Investment in notes receivable, net                                              (15,444)           (24,298)
                                                                               -------------       ------------

               Net cash used in investing activities                                 (56,459)           (68,034)
                                                                               -------------       ------------

Cash flows from financing activities:
    Borrowings (repayments) on line of credit, net                                   (47,000)            12,000
    Proceeds from notes payable                                                      100,000              -
    Repayments on notes payable and other debt                                        (1,680)            (1,277)
    Capital contribution                                                                  84             51,726
    Distributions                                                                    (31,642)           (30,352)
    Payments for deferred financing costs                                             (1,085)            (1,387)
                                                                               -------------       ------------

               Net cash provided by financing activities                              18,677             30,710
                                                                               -------------       ------------

Net increase in cash and cash equivalents                                              9,758              6,328

Cash and cash equivalents, beginning of period                                        11,330              9,646
                                                                               -------------       ------------

Cash and cash equivalents, end of period                                       $      21,088       $     15,974
                                                                               =============       ============

Supplemental information:
    Preferred OP Units issued for rental properties                            $       3,564       $      --
    Debt assumed for rental properties                                         $       --          $      1,700
    Capitalized lease obligation for rental properties                         $       --          $     10,605

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

       Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the Company's partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. Amounts paid on behalf of Sun by the Company are reflected in the statement of operations as general and administrative expenses. The balance sheet of Sun as of September 30, 2000 is identical to the accompanying Company balance sheet, except as follows:

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.     BASIS OF PRESENTATION: CONTINUED

                                                         As Presented Herein                           Sun Communities, Inc
                                                         September 30, 2000        Adjustments         September 30, 2000
                                                         ------------------        -----------         -------------------
                                                                                  (in thousands)

       Notes and other receivables................       $         119,397        $       (2,600)        $        116,797
                                                         =================        ==============         ================

       Total assets...............................       $         965,972        $       (2,600)        $        963,372
                                                         =================        ==============         ================

       Minority interests.........................                                $      141,172         $        141,172
                                                                                  ==============         ================
       Redeemable preferred operating
         partnership units .......................       $          39,347               (39,347)
                                                         =================        ==============
       Series A Perpetual Preferred Operating
         Partnership Units........................       $          50,000        $      (50,000)
       General partner............................                 345,077              (345,077)
       Limited partners...........................                  51,825               (51,825)

       Common stock...............................                                           175         $            175
       Additional paid-in capital.................                                       393,460                  393,460
       Distributions in excess of.................
           accumulated earnings...................                                       (39,901)                 (39,901)
       Officers' notes............................                                       (11,257)                 (11,257)
       Unearned compensation......................                  (4,967)                   --                   (4,967)
                                                         -----------------        --------------         ----------------
           Partners' capital/Stockholders'........
               equity.............................       $         441,935        $     (104,425)        $        337,510
                                                         =================        ==============         ================
       Total liabilities and partners'
           capital/Stockholders' equity...........       $         965,972        $       (2,600)        $        963,372
                                                         =================        ==============         ================

2.     RENTAL PROPERTY:

       The following summarizes rental property (in thousands):

                                                                                     September 30,      December 31,
                                                                                          2000               1999
                                                                                     --------------    ----------------
              Land                                                                   $      77,878      $        76,069
              Land improvements and buildings                                              749,750              720,662
              Furniture, fixtures, equipment                                                18,008               16,943
              Land held for future development                                              16,490               17,046
              Property under development                                                    35,641               16,976
                                                                                     -------------      ---------------
                                                                                           897,767              847,696
              Accumulated depreciation                                                     111,976               92,558
                                                                                     -------------      ---------------

              Rental property, net                                                   $     785,791      $       755,138
                                                                                     =============      ===============

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.     NOTES AND OTHER RECEIVABLES:

       Notes receivable consisted of the following (in thousands):

                                                                                     September 30,        December 31,
                                                                                          2000               1999
                                                                                    ---------------     ---------------
         Mortgage notes receivable with minimum monthly interest payments ranging from 7% to LIBOR + 5.0% maturing from May 2002 through
             June 2012, collateralized by manufactured home communities               $      54,615     $        23,277

         Note receivable, bears interest at LIBOR + 2.35%
             and payable on demand                                                           27,560              40,794

         Note receivable, bears interest at 9.75% and
             matures September 2005                                                           4,000               4,000

         Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate
             and maturity of 11% and 21 years, respectively                                  16,886              18,635

         10 year note receivable from an officer of Sun bearing interest at
            LIBOR + 1.75%, with a minimum and maximum interest rate of 6% and
            9%, respectively, collateralized by 80,000 shares of Sun's common
            stock with personal liability up to $1.3 million                                  2,600               2,600

         Other receivables                                                                   13,736              14,452
                                                                                      -------------     ---------------

                                                                                      $     119,397     $       103,758
                                                                                      =============     ===============

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.     DEBT:

       The following table sets forth certain information regarding debt (in thousands):

                                                                              September 30,       December 31,
                                                                                  2000                1999
                                                                              -------------      ---------------

           Collateralized term loan, interest at 7.01%,
                  due September 9, 2007                                       $      43,530      $        43,927
           Senior notes, interest at 8.20%, due August 15, 2008                     100,000                -
           Senior notes, interest at 7.375%, due May 1, 2001                         65,000               65,000
           Senior notes, interest at 7.625%, due May 1, 2003                         85,000               85,000
           Senior notes, interest at 6.97%, due December 3, 2007                     35,000               35,000
           Callable/redeemable notes, interest at 6.77%,
                  due May 14, 2015, callable/redeemable
                  May 16, 2005                                                       65,000               65,000
           Capitalized lease obligations, interest ranging
                  from 5.5% to 6.3%, due March 2001 through
                  January 2004                                                       36,169               36,620
           Mortgage notes, other                                                     23,185               24,017
                                                                              -------------      ---------------

                                                                              $     452,884      $       354,564
                                                                              =============      ===============

       The Company had its entire $125 million line of credit in available borrowings at September 30, 2000. Borrowings under the line of credit bear interest at the rate of LIBOR plus 1.0% and mature January 1, 2003.

5.     OTHER INCOME:

       The components of other income are as follows for the periods ended September 30, 2000 and 1999. (in thousands):

                                                          For the Three Months              For the Nine Months
                                                          Ended September 30,               Ended September 30,
                                                          2000               1999           2000             1999
                                                      ------------       ------------    ------------    -----------
           Income from affiliate                       $        167      $       768     $       259     $     1,618
           Development fee income                               983              250           1,742             250
           Other income, principally interest                 2,722            1,805           7,892           4,775
                                                       ------------      -----------     -----------     -----------

                                                       $      3,872      $     2,823     $     9,893     $     6,643
                                                       ============      ===========     ===========     ===========

       The $4.6 million gain included in other, net primarily relates to proceeds from the condemnation of certain land in two communities by the state transportation department.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.     EARNINGS PER OP UNIT (IN THOUSANDS):

                                                           For the Three Months             For the Nine Months
                                                           Ended September 30,              Ended September 30,
                                                           2000             1999            2000            1999
                                                       ------------      -----------     -----------     -----------
        Earnings used for basic and diluted
          earnings per OP unit computation             $     12,842      $     8,100     $    29,797     $    24,513
                                                       ============      ===========     ===========     ===========

        Total units for basic earnings per
          OP unit                                            19,998           19,971          20,001          19,957
        Dilutive securities, principally
          Sun's stock options                                    92              177              91             161
                                                       ------------      -----------     -----------     -----------
        Total units for diluted
          earnings per OP unit computation                   20,090           20,148          20,092          20,118
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

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2000 and 1999

For the nine months ended September 30, 2000, income before other, net and distribution to Preferred OP Units increased by 17.6 percent from $26.4 million to $31.0 million, when compared to the nine months ended September 30, 1999. The increase was due to increased revenues of $9.2 million while expenses increased by $4.6 million.

Income from property increased by $6.0 million from $93.2 million to $99.2 million, or 6.4 percent, due primarily to rent increases and other community revenues ($4.5 million), lease up of manufactured home sites including new developments ($2.5 million), and acquisitions ($2.5 million), offset by a revenue reduction of $3.5 million due to the sale of four communities during 1999.

Other income increased by $3.3 million from $6.6 million to $9.9 million due primarily to an increase in interest income from notes receivable ($2.7 million) and development fee income ($1.5 million) offset by a $1.3 million reduction in income from affiliate.

Property operating and maintenance expenses increased by $1.0 million from $20.4 million to $21.4 million, or 4.8 percent, due primarily to acquisitions.

Real estate taxes increased by $0.1 million from $6.7 million to $6.8 million primarily due to acquisitions.

Property management expenses increased by $0.2 million from $2.0 million to $2.2 million representing 2.2 percent and 2.1 percent of income from property in 2000 and 1999, respectively.

General and administrative expenses increased by $0.2 million from $2.8 million to $3.0 million, representing 2.7 percent of total revenues in 2000 and 1999.

Earnings before interest, taxes, depreciation and amortization ("EBITDA" defined as total revenues less property operating and maintenance, real estate taxes, property management and general and administrative expenses) increased by $7.6 million from $68.1 million to $75.7 million. EBITDA as a percent of revenues increased to 69.4 percent in 2000 compared to 68.2 percent in 1999.

Depreciation and amortization increased by $1.8 million from $21.3 million to $23.1 million, or 8.3 percent, due primarily to acquisitions and development of communities in 2000 and 1999.

Interest expense increased by $1.2 million from $20.4 million to $21.6 million, or 6.1 percent, due primarily to additional investments in rental property and notes receivable.

The $4.6 million gain included in other, net primarily relates to proceeds from the condemnation of certain land in two communities by the state transportation department.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, CONTINUED

Comparison of the three months ended September 30, 2000 and 1999

For the three months ended September 30, 2000, income before other, net and distribution to Preferred OP Units increased by 16.9 percent from $8.7 million to $10.2 million, when compared to the three months ended September 30, 1999. The increase was due to increased revenues of $2.9 million while expenses increased by $1.4 million.

Income from property increased by $1.8 million from $31.3 million to $33.1 million, or 5.8 percent, due primarily to rent increases and other community revenues ($1.3 million), acquisitions ($1.0 million) and lease up of manufactured home sites including new developments ($0.6 million), offset by a revenue reduction of $1.1 million due to the sale of four communities during 1999.

Other income increased by $1.1 million from $2.8 million to $3.9 million due primarily to an increase in interest income from notes receivable ($0.7 million) and development fee income ($0.7 million) offset by a $0.6 million reduction in income from affiliate.

Property operating and maintenance expenses increased by $0.4 million from $7.1 million to $7.5 million, or 5.4 percent, due primarily to acquisitions.

Real estate taxes remained constant at $2.3 million.

Property management expenses remained constant at $0.7 million representing 2.2 percent and 2.3 percent of income from property in 2000 and 1999, respectively.

General and administrative expenses remain constant at $0.9 million, representing 2.5 percent and 2.6 percent of total revenues in 2000 and 1999, respectively.

EBITDA increased by $2.4 million from $23.1 million to $25.5 million. EBITDA as a percent of revenues increased to 69.0 percent in 2000 compared to 67.8 percent in 1999.

Depreciation and amortization increased by $0.6 million from $7.3 million to $7.9 million, or 7.8 percent, due primarily to acquisitions and development of communities in 2000 and 1999.

Interest expense increased by $0.3 million from $7.2 million to $7.5 million, or
4.9 percent, due primarily to additional investments in rental property and investment in and advances to affiliates.

The $4.6 million gain included in other, net primarily relates to proceeds from the condemnation of certain land in two communities by the state transportation department.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the nine months ended September 30, 2000 and 1999. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1999 and September 30, 2000. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The total portfolio column differentiates from the same property column by including financial information for managed but not owned communities, recreational vehicle communities, new development and acquisition communities and income related to dealer and manufacturer agreements.

                                                                 SAME PROPERTY                    TOTAL PORTFOLIO
                                                            -------------------------        --------------------------
                                                               2000           1999               2000           1999
                                                            -----------    ----------        --------------------------
Income from property                                        $    74,946    $   71,169        $    99,217     $   93,251
                                                            -----------    ----------        -----------     ----------
Property operating expenses:
        Property operating and maintenance                       13,708        13,162             21,379         20,407
        Real estate taxes                                         5,805         5,328              6,818          6,666
                                                            -----------    ----------        -----------     ----------
        Property operating expenses                              19,513        18,490             28,197         27,073
                                                            -----------    ----------        -----------     ----------

Property EBITDA                                             $    55,433    $   52,679        $    71,020     $   66,178
                                                            ===========    ==========        ===========     ==========

Number of operating properties                                       88            88                113            110
Developed sites                                                  30,119        29,764             39,340         39,336
Occupied sites                                                   28,662        28,392             36,546         36,325
Occupancy %                                                       95.2%         95.4%              95.0%(1)       94.7%(1)
Weighted average monthly rent per site                      $       289    $      277        $       287(1)  $      276(1)
Sites available for development                                   1,595         1,854              5,481          6,500
Sites planned for development in current year                        59           299                522            550

(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites

On a same property basis, property revenues increased by $3.8 million from $71.2 million to $75.0 million, or 5.3 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 270 leased sites at September 30, 2000 compared to September 30, 1999.

Property operating expenses increased by $1.0 million from $18.5 million to $19.5 million or 5.5 percent, due to increased occupancies and costs. Property EBITDA increased by $2.7 million from $52.7 million to $55.4 million, or 5.2 percent.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $9.8 million to $21.1 million at September 30, 2000 compared to $11.3 million at December 31, 1999 because cash provided by operating and financing activities exceeded cash used in investing activities.

Net cash provided by operating activities increased by $3.9 million to $47.5 million for the nine months ended September 30, 2000 compared to $43.6 million for the same period in 1999. This increase was primarily due to a $2.5 million increase in earnings attributable to OP Units before other, net and depreciation and amortization and a $2.8 million change in other assets offset by a $1.4 million change in accounts payable and other liabilities.

Net cash used in investing activities decreased by $11.6 million to $56.4 million from $68.0 million primarily due to a $8.8 million decrease in investments in notes receivable, net and a $7.8 million decrease in investment in rental properties offset by a $4.8 million reduction of proceeds related to asset sales.

Net cash provided by financing activities decreased by $12.0 million to $18.7 million for the nine months ended September 30, 2000 compared to $30.7 million for the same period in 1999. This decrease was primarily because of a $59.0 million reduction in borrowings on the line of credit, a $51.6 million reduction in capital contributions and a $1.3 million increase in distributions offset by proceeds of $100 million received from the August 2000 issuance of senior notes which bear interest at 8.2% and mature August 15, 2008.

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

The terms of $35.8 million of Convertible Preferred Operating Partnership Units were renegotiated in the first quarter of 2000. The conversion price increased from $27 to $36 and the coupon raised from 7% to 9% with equal serialized maturities in January 2003, 2004, 2005 and 2007.

At September 30, 2000, the Company's debt to total market capitalization ratio approximated 37.2% (assuming conversion of all Common and Preferred OP Units into shares of common stock). The debt has a weighted average maturity of approximately 6.3 years and a weighted average interest rate of 7.35%.

Recurring capital expenditures approximated $3.2 million for the nine months ended September 30, 2000.

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

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). This statement represents guidance and interpretations of basic principles of revenue recognition in existing generally accepted accounting principles (GAAP). As amended, SAB 101 should be implemented no later than fourth quarter of fiscal years beginning after December 15, 1999. The Company is in the process of evaluating the effect of SAB 101 but does not expect a financial impact.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER CONTINUED:

Recent Accounting Pronouncements, continued

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement will be effective January 1, 2001. There is no effect from the application of SFAS 133 on the earnings and financial position of the Company as the Company had no derivative instruments at September 30, 2000 and December 31, 1999.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP


PART II

ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                EXHIBIT NO.                       DESCRIPTION
                -----------                       -----------

                27                         Financial Data Schedule



ITEM 6.(B) - REPORTS ON FORM 8-K

On August 16, 2000, the Company filed a Form 8-K reporting its issuance of $100 million aggregate principal amount of 8.20% Medium-Term Notes due August 15, 2008.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2000



                           SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                           BY: Sun Communities, Inc., General Partner

                           BY: /s/  Jeffrey P. Jorissen
                               -------------------------------------------------
                                    Jeffrey P. Jorissen, Chief Financial Officer
                                    and Secretary

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