Form 10-K405
period 2000-12-31
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 2001-03-30
CIK 917224

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                Yes  X    No
                                   -----

         As of March 19, 2001, the aggregate market value of the Registrant's partnership units held by non-affiliates of the Registrant was approximately $98,998,027 based on the closing sales price of one share of Sun Communities, Inc. common stock (into which the partnership units are convertible on a one-for-one basis) on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:
         Portions of the definitive Proxy Statement to be filed by Sun Communities, Inc. for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Sun Communities Operating Limited Partnership, a Michigan limited partnership, and its subsidiaries (collectively, the "Company"), own, operate and finance manufactured housing communities concentrated in the midwestern and southeastern United States. Sun Communities, Inc., a Maryland corporation and the sole general partner of the Company ("General Partner"), is a fully integrated real estate company which, together with its affiliates and predecessors, has been in the business of acquiring, operating and expanding manufactured housing communities since 1975. At December 31, 2000, the Company owned and operated or financed a portfolio of 109 developed properties located in fifteen states (the "Properties"), including 99 manufactured housing communities, 5 recreational vehicle communities, and 5 properties containing both manufactured housing and recreational vehicle sites. At December 31, 2000, the Properties contained an aggregate of 38,282 developed sites comprised of 33,620 developed manufactured home sites and 4,662 recreational vehicle sites and an additional 2,392 manufactured home sites suitable for development. In addition, at December 31, 2000, the Company owned four undeveloped properties on which the Company plans to develop an aggregate of approximately 1,856 manufactured home sites. In order to enhance property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation ("Home Services" or "SHS"), actively markets and sells new and used manufactured homes for placement in the Properties.

         The General Partner made an election to be taxed as a REIT for federal income tax purposes commencing with the calendar year beginning January 1, 1994, and is self-administered and self-managed.

         The Company's executive and principal property management office is located at 31700 Middlebelt Road, Suite 145, Farmington Hills, Michigan 48334 and its telephone number is (248) 932-3100. The Company has regional property management offices located in Austin, Texas, Dayton, Ohio, Elkhart, Indiana, Grand Rapids, Michigan, and Orlando, Florida. The Company employed 513 people as of December 31, 2000.

STRUCTURE OF THE COMPANY

         The operations of the General Partner are carried on through certain subsidiaries (the "Subsidiaries"), including the Company, which, among other things, enables the General Partner to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs. The General Partner established the Company to allow the General Partner to acquire manufactured housing communities in transactions that defer some or all of the sellers' tax consequences. Substantially all of the General Partner's assets are held by or through the Company, of which the General Partner is the sole general partner, as well as wholly-owned subsidiaries of the Company. In addition to the Company, the Subsidiaries include Home Services, which provides manufactured home sales and other services to current and prospective tenants of the Properties. The Company owns 100% of the non-voting preferred stock of Home Services, which entitles the Company to 95% of the cash flow from operating activities of Home Services.

The voting common stock of Home Services is currently owned by Gary A. Shiffman and Jeffrey P. Jorissen, executive officers of the General Partner, and the Estate of Milton M. Shiffman, a former executive officer of the General Partner, entitling them to the remaining 5% of such cash flow from operating activities. Sun Water Oak Golf, Inc. ("Sun Golf") is a wholly-owned subsidiary of Home Services. Sun Golf was organized to own and operate the golf course, restaurant and related facilities located on the Water Oak Property that was acquired in November 1994.

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

         The owner of each home in the Company's Properties leases the site on which the home is located. The Company owns the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance. Some Properties provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities. Each owner within the Company's Properties is responsible for the maintenance of his or her home and leased site. As a result, capital expenditure needs tend to be less significant, relative to multi-family rental apartment complexes.

PROPERTY MANAGEMENT

         The Company's property management strategy emphasizes intensive, hands-on management by dedicated, on-site district managers and community managers. The Company believes that this on-site focus enables it to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the Company's 513 employees, 448 are located on-site as property managers, support staff, or maintenance personnel.

         The Company's community and district managers are overseen by Brian W. Fannon, Chief Operating Officer of the General Partner, who has over 31 years of property management experience, a Senior Vice President-Operations, three Vice Presidents of Operations and nine Regional Property Managers. In addition, the Regional Property Managers are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections.

         Each district or community manager performs regular inspections in order to continually monitor the property's physical condition and provides managers with the opportunity to understand and effectively address tenant concerns. In addition to a district or community manager, each district or property has on-site maintenance personnel and management support staff. The Company holds periodic training sessions for all property management personnel to ensure that management policies are implemented effectively and professionally.

HOME SALES

         Home Services offers manufactured home sales services to tenants and prospective tenants of the Company's Properties. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, since many of the homes in the Properties are sold through Home Services, better control of home quality in the Company's communities can be maintained than if sales services were conducted solely through third-party brokers.

COMPETITION

         All of the Properties are located in developed areas that include other manufactured housing community properties. The number of competitive manufactured housing community properties in a particular area could have a material effect on the Company's ability to lease sites and on rents charged at the Properties or at any newly acquired properties. The Company competes with others that have greater resources than the Company and whose officers and directors have more experience than the Company's officers and directors. In addition, other forms of multi-family residential properties, such as private and federally funded or assisted multi-family housing and single-family housing, provide housing alternatives to potential tenants of manufactured housing communities.

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

         Rent Control Legislation. State and local rent control laws in certain jurisdictions may limit the Company's ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. Certain Properties are located, and the Company may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's prospects are subject to certain uncertainties and risks. This report also contains certain forward-looking statements within the meaning of the federal securities laws. The Company's future results could differ materially from its current results, and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. These risk factors include, but are not limited to, the risk factors set forth in the General Partner's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, other one-time events and other important factors disclosed previously and from time to time in the Company's other filings with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

         General. At December 31, 2000, the Properties consisted of 99 manufactured housing communities, 5 recreational vehicle communities, and 5 properties containing both manufactured housing and recreational vehicle sites located in fifteen states concentrated in the midwestern and southeastern United States. At December 31, 2000, the Properties contained an aggregate of 38,282 developed sites comprised of 33,620 developed manufactured home sites and 4,662 recreational vehicle sites and an additional 2,392 manufactured home sites suitable for development. In addition, at December 31, 2000, the Company owned four undeveloped properties on which the Company plans to develop an aggregate of approximately 1,856 manufactured home sites. Most of the Properties include amenities oriented towards family and retirement living. Of the 109 Properties, 53 have more than 300 developed manufactured home sites, with the largest having 913 developed manufactured home sites.

         The Properties had an aggregate occupancy rate of 95.0% as of December 31, 2000, excluding recreational vehicle sites. Since January 1, 2000, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 2.4% and an average annual turnover of residents (where the home is sold and remains within the community, typically without interruption of rental income) of approximately 8.6%.

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

         The following table sets forth certain information relating to the Properties owned or financed as of December 31, 2000:



                                     DEVELOPED      OCCUPANCY      OCCUPANCY      OCCUPANCY
                                    SITES AS OF        AS OF         AS OF          AS OF
PROPERTY AND LOCATION                12/31/00      12/31/98 (1)   12/31/99(1)    12/31/00(1)
---------------------                ---------     ------------   -----------    -----------
MIDWEST
  MICHIGAN
Allendale                               352             82%           95%            98%
  Allendale, MI
Alpine                                  381             99%           99%            99%
  Grand Rapids, MI
Bedford Hills                           339            100%           99%            98%
  Battle Creek, MI
Brentwood                               195             98%           99%            99%
  Kentwood, MI
Byron Center                            143             99%           99%            99%
  Byron Center, MI
Candlewick Court                        211            100%           96%            95%
  Owosso, MI
College Park Estates                    230             99%           98%           100%
  Canton, MI
Continental Estates                     385             93%           88%            84%
  Davison, MI
Continental North                       474             70%(6)        84%            88%
  Davison, MI
Country Acres                           182             99%           99%            96%
  Cadillac, MI
Country Meadows                         577            100%          100%           100%
  Flat Rock, MI
Countryside Village                     360             97%           96%            96%
  Perry, MI
Creekwood                               336             86%(6)        94%            96%
  Burton, MI
Cutler Estates                          258             98%           99%            98%
  Grand Rapids, MI

                                     DEVELOPED      OCCUPANCY      OCCUPANCY      OCCUPANCY
                                    SITES AS OF        AS OF         AS OF          AS OF
PROPERTY AND LOCATION                12/31/00      12/31/98 (1)   12/31/99(1)    12/31/00(1)
---------------------                ---------     ------------   -----------    -----------
Davison East                            190             97%            95%           89%
  Davison, MI
Fisherman's Cove                        162             98%            97%           99%
  Flint, MI
Grand                                   201             96%            98%           99%
  Grand Rapids, MI
Hamlin                                  147             99%           100%          100%
  Webberville, MI
Kensington Meadows                      290             80%            95%           97%
  Lansing, MI
Kings Court                             639             98%           100%           98%
  Traverse City, MI
Lafayette Place                         254             97%            99%           98%
  Metro Detroit, MI
Lincoln Estates                         191             99%            98%           99%
  Holland, MI
Maple Grove Estates                     46             100%           100%          100%
  Dorr, MI
Meadow Lake Estates                     425            100%            99%          100%
  White Lake, MI
Meadowbrook Estates                     453            100%           100%           99%
  Monroe, MI
Meadowstream Village                    159             97%            97%           98%
  Sodus, MI
Parkwood                                249             99%            94%           93%
  Grand Blanc, MI
Presidential                            364             99%            98%           98%
  Hudsonville, MI
Richmond Place (8)                      117             98%            99%           99%
  Metro Detroit, MI
Scio Farms                              913            100%           100%          100%
  Ann Arbor, MI
Sherman Oaks                            366             99%            98%           99%
  Jackson, MI
St. Clair Place (8) (2)                 100             99%            99%           99%
  Metro Detroit, MI
Timberline Estates                      296             98%            97%          100%
  Grand Rapids, MI
Town & Country                          192             99%            99%           99%
  Traverse City, MI
Westpointe Academy (3)                  441             (3)            (3)           99%
   Canton, MI
White Lake                              268             99%           100%          100%
  White Lake, MI
White Oak Estates                       480             88%(6)         92%           85%
  Mt. Morris, MI
Windham Estates                         353             59%(6)         78%(6)        88%
  Jackson, MI
Woodhaven Place (8) (2)                 220            100%            99%           99%
  Metro Detroit, MI

                                     DEVELOPED      OCCUPANCY      OCCUPANCY      OCCUPANCY
                                    SITES AS OF       AS OF          AS OF          AS OF
PROPERTY AND LOCATION                12/31/00      12/31/98 (1)   12/31/99(1)    12/31/00(1)
---------------------                ---------     ------------   -----------    -----------
Village Trails                           100           82%           64%(6)          77%
  Howard City, MI                        ---           ---           ---             ---

Michigan Total                        12,039           95%           96%             96%
                                      ======           ===           ===             ===

  INDIANA
Brookside Village                        570           84%(6)        87%(6)          93%
  Goshen, IN
Carrington Pointe                        320           55%(6)        88%(6)          89%
  Ft. Wayne, IN
Clear Water Village                      227           96%           98%             95%
  South Bend, IN
Cobus Green                              386           99%           97%             94%
  Elkhart, IN
Deerfield Run (6)                        172           (4)           59%(6)          75%(6)
   Anderson, IN
Four Seasons (3)                         218           (3)           (3)             96%
   Elkhart, IN
Holiday Village                          326           99%           98%             99%
  Elkhart, IN
Liberty Farms                            220          100%           98%            100%
  Valparaiso, IN
Maplewood                                207           98%           97%             94%
  Lawrence, IN
Meadows                                  330           98%           97%             95%
  Nappanee, IN
Pine Hills                               129           92%           95%             91%
  Middlebury, IN
Timberbrook                              567           98%           93%             90%
  Bristol, IN
Valleybrook                              799           98%           97%             95%
  Indianapolis, IN
West Glen Village                        552          100%           98%             99%
  Indianapolis, IN
Woodlake                                 338           93%           97%             67%(6)
  Ft. Wayne, IN
Woods Edge                               598           84%(6)        91%             93%
  West Lafayette, IN                     ---           ---           ---             ---

Indiana Total                          5,959           93%           94%             92%
                                       =====           ===           ===             ===

OTHER
Apple Creek                              176           (4)           99%             98%
   Cincinnati, OH
Autumn Ridge                             413           97%           99%            100%
  Ankeny, IA
Bell Crossing                            134           (4)           81%             84%
   Clarksville, TN
Boulder Ridge                            362           82%(6)         96%            98%
  Pflugerville, TX
Branch Creek Estates                     392           99%           100%            99%
  Austin, TX

                                     DEVELOPED      OCCUPANCY      OCCUPANCY      OCCUPANCY
                                    SITES AS OF        AS OF         AS OF          AS OF
PROPERTY AND LOCATION                12/31/00      12/31/98 (1)   12/31/99(1)    12/31/00(1)
---------------------                ---------     ------------   -----------    -----------
Byrne Hill                              236             (4)           97%            97%
    Toledo, OH
Candlelight                             309             98%           97%            96%
  Chicago Heights, IL
Casa del Valle (9)                      408            100%          100%           100%
  Alamo, TX
Catalina Community                      462             98%           94%            90%
  Middletown, OH
Forest Meadows                           76             (4)           86%            88%
  Philomath, OR
Chisholm Point Estates                  415             99%          100%            99%
  Pflugerville, TX
Desert View Village                      93           (5)(6)        (5)(6)            6%(6)
  West Wendover, NV
Edwardsville                            634             95%           94%            97%
  Edwardsville, KS
High Point (10)                         411             96%           95%            95%
   Frederica, DE
Kenwood (9)                             289             (4)          100%           100%
   LaFeria, TX
Oakwood Village                         511            100%           75%(6)         78%
  Dayton, OH
Orchard Lake                            147             (4)           99%            98%
   Cincinnati, OH
Paradise Park                           277             97%           98%            99%
  Chicago Heights, IL
Pine Ridge                              245             98%           98%            98%
 Petersburg, VA
Pin Oak Parc                            502             79%(6)        91%            98%
  O'Fallon, MO
Sea Air (10)                            527             99%           99%           100%
  Rehoboth Beach, DE
Snow to Sun (9)                         493             99%           99%            99%
 Weslaco, TX
Southfork                               477             95%           96%            96%
 Belton, MO
Sun Villa Estates                       324            100%          100%           100%
  Reno, NV
Timber Ridge                            582             99%           99%            98%
  Ft. Collins, CO
Westbrook Park (8)                      344             (4)           99%            98%
   Toledo, OH
Willowbrook (8)                         266             98%          100%            99%
  Toledo, OH
Woodland Park Estates                   399            100%           99%            99%
  Eugene, OR
Woodside Terrace (8)                    439             99%           98%            96%
  Holland, OH
Worthington Arms                        224             99%          100%            99%
  Delaware, OH                          ---             ---          ----            ---
Other Total                          10,567             96%           91%            95%
                                     ======             ===           ===            ===

                                     DEVELOPED      OCCUPANCY      OCCUPANCY      OCCUPANCY
                                    SITES AS OF        AS OF         AS OF          AS OF
PROPERTY AND LOCATION                12/31/00      12/31/98 (1)   12/31/99(1)    12/31/00(1)
---------------------                ---------     ------------   -----------    -----------
SOUTHEAST
  FLORIDA
Arbor Terrace (9)                       402             (7)           (7)            (7)
  Bradenton, FL
Ariana Village                          209             82%           83%            85%
    Lakeland, FL
Bonita Lake (9)                         167             (7)           (7)            (7)
  Bonita Springs, FL
Chain O'Lakes (9)(11)                   321             92%           92%            88%
  Grand Island, FL
Gold Coaster (9)                        548            100%          100%           100%
  Florida City, FL
Golden Lakes (11)                       421             94%           95%            97%
  Plant City, FL
Groves RV Resort (9)                    306             (7)           (7)            (7)
  Lee County, FL
Holly Forest Estates                    402            100%          100%           100%
  Holly Hill, FL
Indian Creek (9)                      1,554            100%          100%           100%
  Ft. Myers Beach, FL
Island Lakes                            301            100%          100%           100%
  Merritt Island, FL
Kings Lake                              245             82%           91%            96%
  Debary, FL
Kings Pointe                            227             53%           56%            56%
  Winter Haven, FL
Lake Juliana                            288             63%           69%            71%
  Auburndale, FL
Lake San Marino (9)                     415             (7)           (7)            (7)
  Naples, FL
Leesburg Landing                         96             59%           66%            68%
  Lake County, FL
Meadowbrook Village                     257             99%          100%            98%
  Tampa, FL
Orange Tree                             246             92%           96%            99%
  Orange City, FL
Royal Country                           864             99%          100%           100%
  Miami, FL
Saddle Oak Club                         376             99%          100%            99%
  Ocala, FL
Siesta Bay (9)                          859             (7)           (7)            (7)
  Ft. Myers Beach, FL
Silver Star                             426             93%           95%            96%
  Orlando, FL
Water Oak Country Club
  Estates
  Lady Lake, FL                         787            100%          100%           100%
                                      -----            ----          ----           ----
Florida Total                         9,717             92%           94%            94%
                                      =====            ====          ====           ====
     TOTAL/AVERAGE                    38,282            94%           95%            95%
                                      =====            ====          ====           ====

-------------------------------------

(1) Occupancy percentage relates to manufactured housing sites, excluding recreational vehicle sites.

(2)      The Company has exercised its option to purchase the property.

(3)      Acquired in 2000.

(4)      Acquired in 1999.

(5)      Acquired in 1998.

(6) Occupancy in these Properties reflects the fact that these communities are in their initial lease-up phase following an expansion or ground up development.

(7)      This Property contains only recreational vehicle sites.

(8) The Company leases this Property. The Company has the option and intends to purchase the Property upon the expiration of the lease. If the Company does not exercise its option to purchase, the lessor has the right to cause the Company to purchase the Property at the expiration of the lease at the then outstanding lease obligation.

(9)      This Property contains recreational vehicle sites.

(10)     This Property is financed and managed by the Company.

(11)     These Properties were sold in January 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the General Partner's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         There is no established public market for any class of the Company's equity securities. On March 19, 2001, partnership units of the Company were held by approximately 116 holders of record.

         The General Partner's Common Stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993 under the symbol "SUI." On March 19, 2001, the closing sales price of the Common Stock was $31.45 and the Common Stock was held by approximately 759 holders of record. The following table sets forth the high and low closing sales prices per share for the Common Stock for the periods indicated as reported by the NYSE and the distributions paid by the General Partner with respect to each such period (the Company paid equivalent distributions per common partnership unit to its partners during such periods).


                                                                    High          Low        Distribution
                                                                    ----          ---        ------------
           FISCAL YEAR ENDED DECEMBER 31, 1999
              First Quarter of 1999...............................  35 3/8      30 1/2           .51
              Second Quarter of 1999..............................  37          31 3/8           .51
              Third Quarter of 1999...............................  35 15/16    33 1/16          .51
              Fourth Quarter of 1999..............................  33 3/8      29 7/8           .51

           FISCAL YEAR ENDED DECEMBER 31, 2000
              First Quarter of 2000...............................  34 15/16    27 3/8           .53
              Second Quarter of 2000..............................  33 5/8      29 3/8           .53
              Third Quarter of 2000...............................  33 3/4      30 3/16          .53
              Fourth Quarter of 2000..............................  35 5/8      29               .53



RECENT SALES OF UNREGISTERED SECURITIES

         In 1998, the Company issued an aggregate of 90,704 Common OP Units to certain sellers in exchange for property valued at $3,165,769 including $961,840 related to property acquired in 1993. On December 15, 1998, pursuant to the terms of the General Partner's 1998 Stock Purchase Plan, the Company issued an aggregate of 679,025 Common OP Units to certain officers, directors and consultants of the General Partner and the Subsidiaries for a purchase price of $31.75 per Common OP Unit, or an aggregate of $21,559,043.00. In 1999, the Company issued an aggregate 27,606 Common OP Units to a seller in exchange for property acquired in 1993 valued at $961,540. On September 29, 1999, the Company issued an aggregate of 2,000,000 Series A Cumulative Redeemable Perpetual Preferred Units to Belcrest Realty Corporation and Belair Real Estate Corporation for an aggregate of $50.0 million (the "Series A Units"). The Series A Units are redeemable by the Company on or after September 29, 2004 for a redemption price equal to the capital account balance of the Series A Unit holders' accounts which must be paid solely from the proceeds of the sale of the General Partner's capital stock. The Series A Units may not be redeemed unless the redemption price is at least $25.00 per Series A Unit. In 2000, the Company issued an aggregate 32,253 Common OP Units to sellers in exchange for property with an aggregate value of $995,334. On May 2, 2000, the Company issued 35,637 Series B Preferred Units to Four Seasons Mobile Home Park in exchange for property with an agreed upon value of $3,563,700 (the "Series B Units"). Holders of the Series B Units may request the Company redeem an aggregate of 10,000 Series B Units on May 1, 2003, or all of the outstanding Series B Units on May 1, 2004 or May 1, 2005. The Company is required to redeem all outstanding Series B Units on May 1, 2006. The Company shall pay a redemption price of $100 for each Series B Unit redeemed.

         In 1998, the General Partner issued an aggregate of 312,870 shares of Common Stock upon conversion of an aggregate of 312,870 Common OP Units. On December 15, 1998, pursuant to the terms of the General Partner's 1998 Stock Purchase Plan, the General Partner issued an aggregate of 122,600 shares of Common Stock to certain employees and consultants of the Company for a purchase price of $31.75 per share, or an aggregate of $3,892,550.00. In 1999, the General Partner issued an aggregate of 139,706 shares of Common Stock upon conversion of an aggregate of 139,706 Common OP Units. In 2000, the General Partner issued an aggregate of 36,814 shares of common stock upon the conversion of an aggregate of 36,814 Common OP Units.

                  All of the above Common OP Units and shares of Common Stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

ITEM 6.  SELECTED FINANCIAL DATA

          SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP



                                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                       2000          1999      1998        1997         1996
                                                     --------      --------  --------    --------     --------
OPERATING DATA:                                       (IN THOUSANDS EXCEPT FOR PER SHARE AND OTHER DATA)
Revenues:
     Income from property....................        $132,440      $125,424  $114,346    $ 93,188     $ 71,312
     Other income............................          14,105         9,530     5,984       2,942        1,887
                                                     --------      --------  --------    --------     --------
             Total revenues..................         146,545       134,954   120,330      96,130       73,199
                                                     --------      --------  --------    --------     --------
Expenses:
     Property operating and maintenance......          28,592        27,300    25,647      21,111       15,970
     Real estate taxes.......................           9,115         8,888     8,728       7,481        5,654
     Property management.....................           2,934         2,638     2,269       1,903        1,246
     General and administrative..............           4,079         3,682     3,339       2,617        2,212
     Depreciation and amortization...........          30,671        28,551    24,961      20,668       14,887
     Interest................................          29,651        27,289    23,987      14,423       11,277
                                                     --------      --------  --------    --------     --------
             Total expenses..................         105,042        98,348    88,931      68,203       51,246
                                                     --------      --------  --------    --------     --------
Income before other, net, distribution
     to Preferred OP Units and
     extraordinary item .....................          41,503        36,606    31,399      27,927       21,953
Other, net and extraordinary item in 1996....           4,801           829       655          --       (6,896)
                                                     --------      --------  --------    --------     --------
Income before distribution to
     Preferred OP Units......................          46,304        37,435    32,054      27,927       15,057
Less distribution to preferred OP Units......           7,826         3,663     2,505       2,505        1,670
                                                     --------      --------  --------    --------     --------
Earnings attributable to OP Units............        $ 38,478      $ 33,772  $ 29,549    $ 25,422     $ 13,387
                                                     ========      ========  ========    ========     ========
Earnings attributed to:
     General Partner.........................        $ 33,294      $ 29,089  $ 26,096    $ 22,255     $ 11,704
     Limited Partners........................           5,184         4,683     3,453       3,167        1,683
                                                     --------      --------  --------    --------     --------
                                                     $ 38,478      $ 33,772  $ 29,549    $ 25,422     $ 13,387
                                                     ========      ========  ========    ========     ========
Earnings per OP Unit:
     Basic ..................................        $   1.92      $   1.69  $   1.55    $   1.38     $   0.85
                                                     ========      ========  ========    ========     ========
     Diluted ................................        $   1.91      $   1.68  $   1.53    $   1.37     $   0.85
                                                     ========      ========  ========    ========     ========
Weighted average OP Units outstanding:
     Basic...................................          19,999        19,961    19,101      18,444       15,646
                                                     ========      ========  ========    ========     ========
     Diluted.................................          20,085        20,113    19,276      18,631       15,733
                                                     ========      ========  ========    ========     ========
     Distribution per OP Unit................        $   2.10      $   2.02  $   1.94    $  1.865     $   1.81
                                                     ========      ========  ========    ========     ========
BALANCE SHEET DATA:
Rental property, before accumulated
     depreciation............................        $867,377      $847,696  $803,152    $684,821     $588,813
Total assets.................................        $969,228      $906,632  $824,039    $693,514     $585,056
Total debt...................................        $464,508      $401,564  $365,164    $264,264     $185,000
Redeemable preferred operating
     partnership units.......................        $ 39,347      $ 35,783  $ 35,783    $ 35,783     $ 35,783
Partners' capital............................        $440,230      $443,009  $398,336    $375,849     $347,432
OTHER DATA (at end of period):
Total properties.............................             109           110       104          99           83
Total sites..................................          38,282        38,217    37,566      35,936       30,026

ITEM 7.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS

OVERVIEW
         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS
Comparison of year ended December 31, 2000 to year ended December 31, 1999

         For the year ended December 31, 2000, income before other, net and distribution to Preferred OP Units increased by $4.9 million from $36.6 million to $41.5 million, when compared to the year ended December 31, 1999. The increase was due to increased revenues of $11.6 million while expenses increased by $6.7 million.

         Income from property increased by $7.0 million from $125.4 million to $132.4 million, or 5.6 percent, due to rent increases and other community revenues ($5.3 million), acquisitions ($3.1 million), lease up of manufactured home sites ($2.2 million), offset by a revenue reduction of $3.6 million due to the sale of communities during 1999.

         Other income increased by $4.6 million from $9.5 million to $14.1 million due primarily to an increase in interest income ($3.0 million) and other income ($2.7 million) offset by a $1.1 million reduction in income from affiliate.

         Property operating and maintenance expenses increased by $1.3 million from $27.3 million to $28.6 million, or 4.7 percent, due primarily to acquisitions ($0.8 million).

         Real estate taxes increased by $0.2 million from $8.9 million to $9.1 million, or 2.5 percent, due primarily to the acquired communities.

         Property management expenses increased by $0.3 million from $2.6 million to $2.9 million, or 11.2 percent, representing 2.2 percent and 2.1 percent of income from property in 2000 and 1999, respectively.

         General and administrative expenses increased by $0.4 million from $3.7 million to $4.1 million, or 10.8 percent representing 2.8 percent and 2.7 percent of total revenues in 2000 and 1999, respectively.

         Interest expense increased by $2.4 million from $27.3 million to $29.7 million due primarily to investments in rental property and notes receivable.

         Earnings before interest, taxes, depreciation and amortization ("EBITDA" an alternative financial performance measure that may not be comparable to similarly titled measures reported by other companies, defined as total revenues less property operating and maintenance, real estate taxes, property management and general and administrative expenses) increased by $9.4 million from $92.4 million to $101.8 million. EBITDA as a percent of revenues increased to 69.5 percent in 2000 compared to 68.5 percent in 1999.

         Depreciation and amortization expense increased by $2.1 million from $28.6 million to $30.7 million due primarily to the acquisition and development/expansion of communities in 2000 and 1999.

         The $4.8 million gain included in other, net relates to property dispositions.

Comparison of year ended December 31, 1999 to year ended December 31, 1998

         For the year ended December 31, 1999, income before other, net and distribution to Preferred OP Units increased by $5.2 million from $31.4 million to $36.6 million, when compared to the year ended December 31, 1998. The increase was due to increased revenues of $14.9 million while expenses increased by $9.7 million.

         Income from property increased by $11.1 million from $114.3 million to $125.4 million, or 9.7 percent, due to acquisitions ($4.0 million), rent increases ($4.1 million), lease up of manufactured home sites ($1.7 million) and other community revenues ($1.3 million).

         Other income increased by $3.5 million from $5.7 million due primarily to an increase in interest income ($3.2 million) and other income ($0.7 million), offset by a $0.4 million reduction in income from affiliate.

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

         General and administrative expenses increased by $0.4 million from $3.3 million to $3.7 million, or 10.3 percent representing 2.7 percent and 2.8 percent of total revenues in 2000 and 1999, respectively.

         Interest expense increased by $3.3 million from $24.0 million to $27.3 million due primarily to investments in rental property and notes receivable.

         EBITDA increased by $12.1 million from $80.3 million to $92.4 million. EBITDA as a percent of revenues increased to 68.5 percent in 1999 compared to
66.8 percent in 1998.

         Depreciation and amortization expense increased by $3.6 million from $25.0 million to $28.6 million due primarily to the acquisition and development/expansion of communities in 1999 and 1998.

SAME PROPERTY INFORMATION

         The following table reflects property-level financial information as of and for the years ended December 31, 2000 and 1999. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1999 and December 31, 2000. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for managed but not owned communities, recreational vehicle communities, new development and acquisition communities.

                                                SAME PROPERTY (2)         TOTAL PORTFOLIO
                                              --------------------    --------------------
                                                2000        1999        2000        1999
                                              --------    --------    --------    --------
                                                 (in thousands)           (in thousands)
Income from property                          $100,360    $ 95,405    $132,440    $125,424
                                              --------    --------    --------    --------

Property operating expenses:
        Property operating and maintenance      18,169      17,684      28,592      27,300
        Real estate taxes                        7,733       7,280       9,115       8,888
                                              --------    --------    --------    --------
                Property operating expenses     25,902      24,964      37,707      36,188
                                              --------    --------    --------    --------

Property EBITDA                               $ 74,458    $ 70,441    $ 94,733    $ 89,236
                                              ========    ========    ========    ========

Number of properties                                88          88         109         110
Developed sites                                 30,135      29,989      38,282      38,217
Occupied sites (1)                              28,632      28,539      35,546      35,565
Occupancy % (1)                                   95.0%       95.2%       95.0%       95.1%
Weighted average monthly rent per site        $    291    $    279    $    288    $    277
Sites available for development                  1,560       1,728       4,248       6,210
Sites planned for development in next year          84         281         659       1,355

    (1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.
    (2) Includes 3 properties sold in December 2000.

        On a same property basis, property revenues increased by $5.0 million from $95.4 million to $100.4 million, or 5.2 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass throughs. Also contributing to revenue growth was the increase of 93 leased sites at December 31, 2000 compared to December 31, 1999.

        Property operating expenses increased by $0.9 million from $25.0 million to $25.9 million, or 3.7 percent, due to increased occupancies and costs. Property EBITDA increased by $4.0 million from $70.4 million to $74.4 million, or 5.7 percent.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased by $7.1 million to $18.4 million at December 31, 2000 compared to $11.3 million at December 31, 1999 because cash provided by operating and financing activities exceeded cash used in investing activities.

        Net cash provided by operating activities increased by $3.0 million to $56.7 million for the year ended December 31, 2000 compared to $53.7 million for the year ended December 31, 1999. This increase was primarily due to earnings attributable to OP Units before depreciation and amortization and net gain from property dispositions increasing by $3.8 million and other assets decreasing by $1.9 million, offset by accounts payable and other liabilities decreasing by $2.7 million.

        Net cash used in investing activities decreased by $11.0 million to $69.2 million from $80.2 million due to a $9.8 million decrease in rental property acquisition activities and a $5.6 million decrease in funds used for financing notes receivable offset by a $2.2 million decrease in proceeds related to property dispositions and a $2.2 million decrease in investment in and advances to affiliate.

        Net cash provided by financing activities decreased by $8.5 million to $19.7 million for the year ended December 31, 2000 compared to $28.2 million for the year ended December 31, 1999. This decrease was primarily because of a $56.0 million reduction in borrowings on the line of credit, a $50.8 million reduction in capital contributions and a $1.7 million increase in distributions offset by proceeds of $100 million received from the August 2000 issuance of senior notes which bear interest at 8.2 percent and mature August 15, 2008.

        The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of debt securities or partnership interests. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term. The Company may also meet these short-term and long-term requirements including debt maturities by utilizing its $125 million line of credit which bears interest at LIBOR plus 1.0 percent and is due January 1, 2003. See "Safe Harbor Statement."

        The terms of the $35.8 million of Convertible Preferred Operating Partnership Units were renegotiated in the first quarter of 2000. The conversion price increased from $27 to $36 and the coupon rate was increased from 7 percent to 9 percent with equal serialized maturities in January 2003, 2004, 2005 and 2006.

        At December 31, 2000, the Company's debt to total market capitalization approximated 36.8 percent (assuming conversion of all Common and Preferred OP Units to shares of common stock). The debt has a weighted average maturity of approximately 5.9 years and a weighted average interest rate of 7.4 percent.

        Capital expenditures for the years ended December 31, 2000 and 1999 included recurring capital expenditures of $4.6 million and $5.9 million, respectively, including $1.1 million in 1999 related to revenue producing capital expenditures consisting principally of water metering programs.

RATIO OF EARNINGS TO FIXED CHARGES

        The Company's ratio of earnings to fixed charges for the years ended December 31, 2000, 1999, and 1998 was 1.87:1, 1.95:1, and 2.03:1 respectively.

INFLATION
        Most of the leases allow for periodic rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease expires. Such types of leases generally minimize the risk of inflation to the Company.

SAFE HARBOR STATEMENT
        This Form 10-K contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see the section entitled "Risk Factors" of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 1, 2001 for a list of uncertainties and factors.

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

RECENT ACCOUNTING PRONOUNCEMENTS
        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 was adopted in the fourth quarter 2000. The Company examined its revenue recognition practices in light of interpretive guidance and determined SAB 101 did not have an effect on the earnings and financial position of the Company.

        In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company will adopt SFAS 133 as amended by SFAS 137 and 138 effective January 1, 2001, the application of which will have no effect on the earnings and financial position of the Company.

OTHER
       Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO data for both basic and diluted purposes for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                     2000       1999       1998
                                                   -------    -------    -------
         Earnings attributable to OP Units         $38,478   $ 33,772    $29,549

         Deduct Other, net                          (4,801)      (829)      (655)
         Add:
              Depreciation and amortization, net
                of corporate office depreciation    30,393     28,310     24,793
                                                   -------    -------    -------

         Funds from operations - basic              64,070     61,253     53,687
         Deduct distributions on
           Convertible preferred OP Units               --      2,505      2,505
                                                   -------    -------    -------

         Funds from operations - diluted           $64,070    $63,758    $56,192
                                                   =======    =======    =======

         Weighted average OP Units
           outstanding for basic per unit data      19,999     19,961     19,101
         Dilutive securities:
                Stock options and awards                86        152        176
                Convertible preferred OP Units          --      1,245      1,210
                                                   -------    -------    -------
         Weighted average OP Units
           outstanding for diluted per unit data    20,085     21,358     20,487
                                                   =======    =======    =======

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's principal market risk exposure is interest rate risk. The Company does not hedge interest rate risk using financial instruments nor is the Company subject to foreign currency risk on its long-term debt, mortgage notes and other notes receivable. The Company's exposure to market risk for changes in interest rates relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a falling interest rate environment and its variable rate line of credit. The Company primarily enters into debt obligations to support general corporate purposes including acquisitions, capital improvements and working capital needs.

     The Company manages its exposure to interest rate risk on its variable rate indebtedness by borrowing on a short term basis under its line of credit until such time as it is able to retire the short term variable rate debt with a long term fixed rate debt offering on terms that are advantageous.

     The Company's variable rate debt is limited to its $125 million line of credit ($12.0 million outstanding as of December 31, 2000) which bears interest at LIBOR plus 1.0 percent. If LIBOR increased/decreased by 1.0 percent during 2000 and 1999, the Company believes interest expense would have increased/decreased by approximately $499,000 and $588,000 based on the $49.9 million and $58.8 million average balance outstanding under the Company's line of credit for the year ended December 31, 2000 and 1999, respectively.

     Additionally, the Company has $85.2 million LIBOR based variable rate mortgage notes and other notes receivables at December 31, 2000. If LIBOR increased/decreased by 1.0 percent during 2000 and 1999, the Company believes interest income would have increased/decreased by approximately $0.7 million and $0.3 million based on the $68.0 million and $33.8 million average balance outstanding on all variable rate notes receivables for the year ended December 31, 2000 and 1999, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data are filed herewith under
Item 14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

                  The General Partner is the sole general partner of the Company and, therefore, the information required by ITEMS 10, 11, 12 AND 13 will be included in the General Partner's proxy statement for its 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

         (b)      Reports on Form 8-K

                  No Current Reports on Form 8-K were filed in the last fiscal quarter for the year ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2001
                              SUN COMMUNITIES OPERATING LIMITED
                              PARTNERSHIP

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

NAME                                            TITLE                               DATE
----                                            -----                               ----
                            Chief Executive Officer, President and
/s/ Gary A. Shiffman        Chairman of the Board of Directors of the
--------------------        General Partner                                    March 30, 2001
Gary A. Shiffman

                            Senior Vice President,
                            Chief Financial Officer, Treasurer, Secretary
/s/ Jeffrey P. Jorissen     and Principal Accounting Officer of the            March 30, 2001
-----------------------     General Partner
Jeffrey P. Jorissen

/s/ Paul D. Lapides
--------------------
Paul D. Lapides             Director of the General Partner                    March 30, 2001

/s/ Ted J. Simon
--------------------
Ted J. Simon                Director of the General Partner                    March 30, 2001

/s/ Clunet R. Lewis
--------------------
Clunet R. Lewis             Director of the General Partner                    March 30, 2001

/s/ Ronald L. Piasecki
--------------------
Ronald L. Piasecki          Director of the General Partner                    March 30, 2001

/s/ Arthur A. Weiss
--------------------
Arthur A. Weiss             Director of the General Partner                    March 30, 2001

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGES
Report of Independent Accountants...........................................F-2


Financial Statements:

   Consolidated Balance Sheets as of December 31, 2000 and 1999.............F-3

   Consolidated Statements of Income
          for the Years Ended December 31, 2000, 1999 and 1998..............F-4

   Consolidated Statements of Partners' Capital for the Years
          Ended December 31, 2000, 1999 and 1998............................F-5

   Consolidated Statements of Cash Flows for the
          Years Ended December 31, 2000, 1999 and 1998......................F-6

   Notes to Consolidated Financial Statements........................F-7 - F-15


Schedule III - Real Estate and Accumulated Depreciation.............F-16 - F-20

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Sun Communities
Operating Limited Partnership:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, partners' capital and of cash flows present fairly, in all material respects, the financial position of Sun Communities Operating Limited Partnership (the "Company") at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company has revised its accounting for the redeemable preferred operating partnership units to classify such securities outside of partners' capital.

PricewaterhouseCoopers LLP

Detroit, Michigan
February 12, 2001

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000 AND 1999
(AMOUNTS IN THOUSANDS)

                                         ASSETS                                     2000         1999
                                                                                 ---------    ---------

Investment in rental property, net                                               $ 751,820    $ 755,138
Cash and cash equivalents                                                           18,466       11,330
Notes and other receivables                                                        158,949      103,758
Investment in and advances to affiliate                                              7,930        8,605
Other assets                                                                        32,063       27,801
                                                                                 ---------    ---------

               Total assets                                                      $ 969,228    $ 906,632
                                                                                 =========    =========

                            LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Line of credit                                                               $  12,000    $  47,000
    Debt                                                                           452,508      354,564
    Accounts payable and accrued expenses                                           16,304       17,616
    Deposits and other liabilities                                                   8,839        8,660
                                                                                 ---------    ---------

               Total liabilities                                                   489,651      427,840
                                                                                 ---------    ---------

Series B Cumulative Preferred Operating Partnership
    Units ("Series B Units"), mandatory redeemable,
    36 issued and outstanding in 2000                                                3,564           --

Preferred Operating Partnership Units ("POP Units"),
    redeemable, 1,326 issued and outstanding                                        35,783       35,783

Partners' Capital:
    Series A Perpetual Preferred Operating Partnership Units,
          ("Series A Units") unlimited authorized, 2,000
          issued and outstanding                                                    50,000       50,000
    Operating Partnership ("OP Units") unlimited authorized, 20,194 and 20,163 issued and outstanding in 2000 and 1999, respectively
          General partner                                                          343,380      346,417
          Limited partners                                                          51,596       52,051
    Unearned Compensation                                                           (4,746)      (5,459)
                                                                                 ---------    ---------

               Total partners' capital                                             440,230      443,009
                                                                                 ---------    ---------

               Total liabilities and partners' capital                           $ 969,228    $ 906,632
                                                                                 =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(AMOUNTS IN THOUSANDS EXCEPT FOR PER UNIT DATA)


                                                                     2000       1999        1998
                                                                   --------   --------   --------
REVENUES
    Income from property.......................................... $132,440   $125,424   $114,346
    Other income..................................................   14,105      9,530      5,984
                                                                   --------   --------   --------

       Total revenues.............................................  146,545    134,954    120,330
                                                                   --------   --------   --------

EXPENSES
    Property operating and maintenance............................   28,592     27,300     25,647
    Real estate taxes.............................................    9,115      8,888      8,728
    Property management...........................................    2,934      2,638      2,269
    General and administrative....................................    4,079      3,682      3,339
    Depreciation and amortization.................................   30,671     28,551     24,961
    Interest......................................................   29,651     27,289     23,987
                                                                   --------   --------   --------

       Total expenses.............................................  105,042     98,348     88,931
                                                                   --------   --------   --------

Income before other, net and distribution to Preferred OP Units...   41,503     36,606     31,399
Other, net........................................................    4,801        829        655
                                                                   --------   --------   --------

Income before distribution to Preferred OP Units..................   46,304     37,435     32,054

Less distribution to Preferred OP Units...........................    7,826      3,663      2,505
                                                                   --------   --------   --------

Earnings attributable to OP Units................................. $ 38,478   $ 33,772   $ 29,549
                                                                   ========   ========   ========
Earnings attributed to:
       General Partner............................................ $ 33,294   $ 29,089   $ 26,096
       Limited Partners............................................   5,184      4,683      3,453
                                                                   --------   --------   --------
                                                                   $ 38,478   $ 33,772   $ 29,549
                                                                   ========   ========   ========
Earnings per OP Unit:
       Basic...................................................... $   1.92   $   1.69   $   1.55
                                                                   ========   ========   ========
       Diluted.................................................... $   1.91   $   1.68   $   1.53
                                                                   ========   ========   ========

Weighted average OP Units outstanding:
       Basic......................................................   19,999     19,961     19,101
                                                                   ========   ========   ========
       Diluted....................................................   20,085     20,113     19,276
                                                                   ========   ========   ========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(AMOUNTS IN THOUSANDS EXCEPT FOR PER UNIT DATA)



                                                                                                        UNEARNED
                                                              GENERAL PARTNER     LIMITED PARTNERS    COMPENSATION
                                                              ---------------     ----------------    ------------
Balance, January 1, 1998 .............................           $ 329,380           $  46,401
Issuance of OP Units, net ............................                                  23,808
Net contributions ....................................              11,587
Net income ...........................................              26,096               3,453
Distributions declared of $1.94 per OP Unit ..........             (32,777)             (4,310)
Reclassification and conversion of limited partnership
    interests ........................................              13,980             (13,980)
Issuance of General Partner's restricted common
    stock awards, net ................................                                                  $ (5,302)
                                                                 ---------           ---------          --------

Balance, December 31, 1998 ...........................             348,266              55,372            (5,302)

Issuance (disposition) of OP Units ...................                                     (74)
Net contributions ....................................               1,754
Net income ...........................................              29,089               4,683
Distributions declared of $2.02 per OP Unit ..........             (35,009)             (5,613)
Reclassification and conversion of limited partnership
    interests ........................................               2,317              (2,317)
Issuance of General Partner's restricted common
    stock awards, net ................................                                                      (157)
                                                                 ---------           ---------          --------

Balance, December 31, 1999 ...........................             346,417              52,051            (5,459)

Issuance (disposition) of OP Units, net ..............                                     (16)
Net contributions ....................................                 420
Net income ...........................................              33,294               5,184
Distributions declared of $2.10 per OP Unit ..........             (36,717)             (5,657)
Reclassification and conversion of limited partnership
interests ............................................                 (34)                 34
Amortization .........................................                                                       713
                                                                 ---------           ---------          --------

Balance, December 31, 2000 ...........................           $ 343,380           $  51,596          $ (4,746)
                                                                 =========           =========          ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(AMOUNTS IN THOUSANDS)

                                                                          2000         1999         1998
                                                                       ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Earnings attributable to OP Units .................................. $  38,478    $  33,772    $  29,549
  Adjustments to reconcile net income to
         cash provided by operating activities:
      Net gain from property dispositions ............................    (4,801)      (1,781)        (655)
      Depreciation and amortization costs ............................    30,671       28,551       24,961
      Amortization of deferred financing costs .......................       943          865          681
  Increase in other assets ...........................................    (7,480)      (9,329)      (4,449)
  Increase (decrease) in accounts payable and other liabilities ......    (1,133)       1,616        6,892
                                                                       ---------    ---------    ---------
      Net cash provided by operating activities ......................    56,678       53,694       56,979
                                                                       ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in rental properties ....................................   (57,832)     (67,588)     (99,156)
  Proceeds related to property dispositions ..........................    34,460       36,720       20,773
  Investment in and advances to affiliate ............................       675        2,854          514
  Investment in notes receivable, net ................................   (46,577)     (52,218)     (32,523)
                                                                       ---------    ---------    ---------
      Net cash used in investing activities ..........................   (69,274)     (80,232)    (110,392)
                                                                       ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions ..............................................       404       51,176       27,492
  Borrowings on line of credit, net ..................................   (35,000)      21,000        9,000
  Proceeds from notes payable and other debt .........................   100,000         --         65,000
  Repayments on notes payable and other debt .........................    (2,056)      (1,741)        (935)
  Payments for deferred financing costs ..............................    (1,242)      (1,533)      (2,667)
  Distributions ......................................................   (42,374)     (40,622)     (37,087)
                                                                       ---------    ---------    ---------
      Net cash provided by financing activities ......................    19,732       28,280       60,803
                                                                       ---------    ---------    ---------
  Net increase in cash and cash equivalents ..........................     7,136        1,742        7,390
  Cash and cash equivalents, beginning of year .......................    11,330        9,588        2,198
                                                                       ---------    ---------    ---------

  Cash and cash equivalents, end of year ............................. $  18,466    $  11,330    $   9,588
                                                                       =========    =========    =========

SUPPLEMENTAL INFORMATION
  Cash paid for interest including capitalized amounts of
      $3,148, $2,230 and $1,045 in 2000, 1999 and 1998, respectively.. $  31,882    $  28,422    $  23,517
  Noncash investing and financing activities:
      Debt assumed for rental properties and other ...................      --         10,445       18,356
      Capitalized lease obligations for rental properties and other...      --         10,605        9,479
      Property acquired through the exchange of similar property .....      --          7,700         --
      Restricted common stock issued as unearned
         compensation by the general partner .........................      --            720        5,631
      Property acquired (sold) in satisfaction of note receivable ....    (8,614)       4,400         --
      Issuance of partnership units for rental properties and other...     3,564         --          2,204


               The accompanying notes are an integral part of the
                       consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

1.   BASIS OF PRESENTATION:

     Sun Communities Operating Limited Partnership (the "Company") owns and operates or finances manufactured housing community properties. Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the Company's partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. The amounts reimbursed by the Company are reflected in the statement of income as general and administrative expenses. The balance sheet of Sun as of December 31, 2000 is identical to the accompanying Company balance sheet, except as follows:

                                                                       (AMOUNTS IN THOUSANDS)
                                                    ----------------------------------------------------------
                                                      AS PRESENTED
                                                         HEREIN                          SUN COMMUNITIES, INC.
                                                    DECEMBER 31, 2000     ADJUSTMENTS      DECEMBER 31, 2000
                                                    -----------------     -----------    ---------------------

    Notes and other receivables..................     $158,949             $  (2,600)          $156,349
                                                      ========             =========           ========

    Total assets.................................     $969,228             $  (2,600)          $966,628
                                                      ========             =========           ========

    Minority interests...........................           --               140,943           $140,943
                                                                                               ========

    Series B Units...............................     $  3,564                (3,564)

    POP Units....................................       35,783               (35,783)


    Series A Units...............................       50,000               (50,000)
    General partner..............................      343,380              (343,380)
    Limited partners.............................       51,596               (51,596)
    Common stock.................................                                175           $    175
    Additional paid-in capital...................                            393,771            393,771
    Unearned compensation........................       (4,746)                   --             (4,746)
    Distributions in excess of accumulated
         earnings................................                            (41,688)           (41,688)
    Officers' notes..............................                            (11,257)           (11,257)
    Treasury stock...............................                               (221)              (221)
                                                      --------             ---------           --------
         Partners' capital/Stockholders'
              equity.............................     $440,230             $  (2,600)          $336,034
                                                      ========             =========           ========
    Total liabilities and partners' capital/
         Stockholders' equity....................     $969,228             $  (2,600)          $966,628
                                                      ========             =========           ========


SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2000, 1999 AND 1998

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     A. BUSINESS: The Company and its subsidiaries own and operate or finance 109 manufactured housing communities located in 15 states concentrated principally in the Midwest and Southeast comprising approximately 38,282 developed sites and approximately 2,392 sites suitable for development. In addition, the Company owns four undeveloped properties comprised of approximately 1,856 sites planned for future development.

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

     B. PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of the Company and all its wholly and 99 percent owned subsidiary partnerships and limited liability companies. All significant inter-entity balances and transactions have been eliminated in consolidation. The limited partnership interests are adjusted to their relative ownership interest by reclassification to/from general partnership interests. Minority interests represented by Sun's one percent indirect interest in the aforementioned subsidiaries are not separately recognized in the Company's financial statements, but rather are included in general and administrative expenses since the amounts involved are immaterial.

     C. RENTAL PROPERTY: Rental property is recorded at the lower of cost, less accumulated depreciation or fair value. Management evaluates the recoverability of its investment in rental property whenever events or changes in circumstances such as recent operating results, expected net operating cash flow and plans for future operations indicate that full asset recoverability is questionable. Recoverability of these assets is measured by a comparison of the carrying amount of such assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset as determined on a discounted cash flow basis.

         Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings and 7 to 15 years for furniture, fixtures and equipment.

         Expenditures for ordinary maintenance and repairs are charged to operations as incurred and significant renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over their estimated useful lives. Construction costs related to new community or expansion sites development including interest are capitalized until the property is substantially complete.

     D. CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2000, 1999 AND 1998

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     E. INVESTMENTS IN AND ADVANCES TO AFFILIATES: Sun Home Services ("SHS") provides home sales and other services to current and prospective tenants. The Company owns 100 percent of the outstanding preferred stock of SHS, is entitled to 95 percent of the operating cash flow, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by two officers of Sun and the estate of a former officer of Sun who collectively are entitled to receive 5 percent of the operating cash flow.

     F. REVENUE RECOGNITION: Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by state statute.

     G. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying value of financial instruments which includes cash and cash investments, mortgages and notes receivable and debt approximates fair value. Fair values have been determined through information obtained from market sources and management estimates.

     H. TAXES: As a partnership, the Company does not pay federal or state income taxes.

     I. RECLASSIFICATIONS: Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 financial statement presentation. Such reclassifications have no effect on operations as originally presented.

3.   RENTAL PROPERTY (AMOUNTS IN THOUSANDS):


                                                                   AT DECEMBER 31
                                                            -----------------------------
                                                               2000               1999
                                                            ----------        -----------
     Land...................................................$   76,120           $ 76,069
     Land improvements and buildings........................   739,858            720,662
     Furniture, fixtures, equipment ........................    17,498             16,943
     Land held for future development.......................    12,042             17,046
     Property under development.............................    21,859             16,976
                                                            ----------        -----------
                                                               867,377            847,696
          Less accumulated depreciation.....................  (115,557)           (92,558)
                                                            ----------        -----------

                                                              $751,820           $755,138
                                                            ==========        ===========

     Land improvements and buildings consist primarily of infrastructure, roads, landscaping, and clubhouses, maintenance buildings and amenities. Included in rental property at December 31, 2000 and 1999 are net carrying amounts related to capitalized leases of $39.7 million and $40.8 million, respectively.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2000, 1999 AND 1998

3.   RENTAL PROPERTY (CONTINUED)(AMOUNTS IN THOUSANDS):

     During 2000, the Company acquired three manufactured housing communities comprising 659 developed sites for $21.1 million. During 1999, the Company acquired eight communities comprising 1,485 developed sites and 370 sites suitable for development for $32.0 million and three development communities comprising 1,538 sites, some of which were partially developed, for $9.5 million. These transactions have been accounted for as purchases, and the statements of income include the operations of the acquired communities from the dates of their respective acquisitions. As of December 31, 2000, in conjunction with a 1993 acquisition, the Company is obligated to issue $9.2 million of OP Units through 2009 based on the per unit price of the OP Units on the issuance date. This obligation was accounted for as part of the purchase price of the original acquisition.

4.   NOTES AND OTHER RECEIVABLES (AMOUNTS IN THOUSANDS):


                                                                                                 AT DECEMBER 31
                                                                                            ------------------------
                                                                                              2000             1999
                                                                                            --------        --------
         Mortgage notes receivable primarily with minimum monthly interest payments at LIBOR based floating rates of approximately LIBOR +
               3.0%, maturing at various dates from April 2001 through June
               2012, collateralized by manufactured
               communities.                                                                  $60,491         $23,277

         Note receivable, subordinated, collateralized by all assets of the borrower, bears interest at LIBOR + 2.35% and payable
                on demand                                                                     35,849          40,794

         Note receivable, subordinated, bears interest at 9.75%
               and matures September 2005                                                      4,000           4,000


         Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate
               and maturity of 11% and 22 years, respectively.                                32,426          18,635

         Other receivables                                                                    23,583          14,452

         10 year note to an officer of the general partner bearing interest at LIBOR + 1.75%, with a minimum and maximum interest rate of 6%
               and 9%, respectively, collateralized by 80,000 shares of Sun's
               common stock with personal liability up to $1.3 million                         2,600           2,600
                                                                                            --------        --------

                                                                                            $158,949        $103,758
                                                                                            ========        ========

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2000, 1999 AND 1998

4.   NOTES AND OTHER RECEIVABLES (CONTINUED) (AMOUNTS IN THOUSANDS):

     At December 31, 2000, the maturities of mortgage notes receivables are approximately as follows: 2001 - $13.3 million; 2002 - $18.5 million; 2003 - $11.1 million; after 2005 - $17.6 million.

5.   DEBT (AMOUNTS IN THOUSANDS):

                                                                                     AT DECEMBER 31
                                                                                -----------------------
                                                                                   2000          1999
                                                                                ----------     --------
     Collateralized term loan, interest at 7.01%, due September 9, 2007.........$ 43,393       $ 43,927
     Senior notes, interest at 8.20%, due August 15, 2008....................... 100,000             --
     Senior notes, interest at 7.375%, due May 1, 2001..........................  65,000         65,000
     Senior notes, interest at 7.625%, due May 1, 2003..........................  85,000         85,000
     Senior notes, interest at 6.97%, due December 3, 2007......................  35,000         35,000
     Senior notes, interest at 6.77%, due May 14, 2015,
          callable/redeemable May 16, 2005......................................  65,000         65,000
     Capitalized lease obligations, interest at 6.1%, $9.4 million
          due in March 2001, balance due through December 2003..................  36,009         36,620
     Mortgage notes, other......................................................  23,106         24,017
                                                                                --------       --------

                                                                                $452,508       $354,564
                                                                                ========       ========


     The Company has a $125 million unsecured line of credit at LIBOR plus 1.0% maturing in January, 2003, of which $113 million was available at December 31, 2000. The average interest rate of outstanding borrowings at December 31, 2000 was 7.06 percent following conversion to LIBOR in January 2001.

     The term loan is collateralized by seven communities comprising approximately 3,400 sites. The capitalized lease obligations and mortgage notes are collateralized by thirteen communities comprising approximately 3,200 sites. At the lease expiration date of the capitalized leases, the Company has the right and intends to purchase the properties for the amount of the then outstanding lease obligation. Annual payments under capitalized lease obligations are $2.1 million in 2001 and 2002 and $0.8 million in 2003.

     At December 31, 2000, the maturities of debt, excluding the line of credit, during the next five years are approximately as follows: 2001 - $76.5 million; 2002 - $17.4 million; 2003 - $86.5 million; 2004 - $11.9 million;
     and 2005 - $1.3 million.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2000, 1999 AND 1998


6.   SUN'S STOCK OPTIONS:

         Data pertaining to Sun's stock option plans are as follows:

                                                                           2000               1999                 1998
                                                                         ---------          ---------            -------
         Options outstanding, January 1..............................     1,121,000           1,055,600             965,900
         Options granted.............................................        17,500             102,000             162,500
             Option price............................................        $35.37       $30.03-$32.96       $33.75-$34.13
         Options exercised...........................................        16,667              35,099              66,800
             Option price............................................ $28.64-$30.03       $22.75-$33.75          $20-$33.75
         Options forfeited...........................................        12,583               1,501               6,000
             Option price............................................ $30.03-$33.75              $33.75        $33.75-34.91
         Options outstanding, December 31............................     1,109,250(a)        1,121,000           1,055,600
             Option price............................................    $20-$35.39          $20-$35.39          $20-$35.39
         Options exercisable, December 31............................       827,329(a)          709,811             601,410

         (a) There are 273,400 options outstanding and exercisable which range from $20.00 - $27.99 with a weighted average life of 4.0 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $22.81. There are 835,850 and 553,933 options outstanding and exercisable, respectively, which range from $28.00 - $35.99 with a weighted average life of 5.0 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $31.08 and $30.29, respectively.

         Sun's stock option plans provide for up to 2.1 million shares of common stock that may be granted to directors, executive officers and other key employees of Sun or the Company. At December 31, 2000, 509,904 shares of common stock were available for the granting of options. Options are granted at fair market value and generally vest over a two-year period and may be exercised for 10 years after date of grant. In addition, the Company established a Long-Term Incentive Plan for certain employees granting up to 240,000 options in 1997, which become exercisable in equal installments in 2002-2004 based on the Company's profit performance.

         The Company has opted to measure compensation cost utilizing the intrinsic value method. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for options granted in:

                                                                                                2000           1999         1998
                                                                                               ------         ------       ------
        Estimated fair value per share/unit of options granted during year...................  $ 2.43         $ 2.43       $ 2.43

        Assumptions:
          Annualized dividend yield..........................................................     7.1%           7.1%        7.0%
          Common stock/partnership interest price volatility.................................    15.3%          15.3%       15.9%
          Risk-free rate of return...........................................................     6.4%           6.4%        5.4%
          Expected option term (in years)....................................................       6              6           4


     If compensation cost for stock option grants had been recognized based on the fair value at the grant date, this would have resulted in net income of $38.2 million, $33.4 million and $29.1 million and net income per OP Unit of $1.91, $1.68 and $1.53 in 2000, 1999 and 1998, respectively.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2000, 1999 AND 1998

7.   PARTNERS' CAPITAL:

     In May 2000, the Company issued 35,637 Series B Units at a $100 mandatory redemption price with interest rates ranging from 7.0 percent to 9.0 percent and a maturity of May 1, 2006. The Company is subject to earlier redemption of 10,000 Series B Units upon the request of the holder on May 1, 2003 or a complete redemption of all Series B Units on May 1, 2004 or 2005.

     The Company issued 2 million Series A Units at $25 per unit in September 1999 bearing an annual coupon rate of 8.875 percent. The Series A Units may be called by the Company at par on or after September 29, 2004, have no stated maturity or mandatory redemption and are convertible into Sun's preferred stock under certain circumstances.

     The POP Units were issued at $27 per unit bearing an annual cumulative distribution of $2.43 and are redeemable at par or convertible serially over a four year period beginning in January, 2003. The POP Units are convertible into 994,000 OP Units at Sun's common stock trading price up to $36.00 per unit. At prices above $36.00 per unit, the POP Units are convertible into OP Units based on a formula the numerator of which is $36.00 plus 25 percent of unit price appreciation above $36 per unit. The denominator is the then unit price. Sun's stock price at December 31, 2000 was $33.50.

     In 2000, the Company determined that its redeemable POP Units should be presented outside of partners' capital in accordance with the applicable Securities and Exchange Commission ("SEC") interpretations. As a result, the Company has revised the accompanying 1999 consolidated financial statements. The carrying value of the redeemable POP Units, which was previously presented as a component of partners' capital, has now been presented outside of partners' capital.

     The matter described above had no effect on the Company's income before distribution to Preferred OP Units, total assets or total liabilities. The Company's redeemable equity, total partners' capital at December 31, 1999, as previously reported and revised, are as follows:

                                        As Previously Reported    As Revised
                                        ----------------------    ----------
     Redeemable POP Units               $    --                   $  35,783
     Total partners' capital            $ 481,292                 $ 443,009


     The Company's OP Units are convertible into an equivalent number of shares of Sun's common stock. Such conversion would have no effect on earnings per unit as total outstanding units would remain the same.

     In December 1999 and June 1998, the Company's general partner issued restricted stock awards of 24,750 at $30.00 per unit and 165,000 at $34.12, respectively, to officers and certain employees which are being amortized over their five to ten year vesting period. Compensation cost recognized in income for these stock awards was $0.7 million, $0.6 million and $0.3 million in 2000, 1999 and 1998, respectively.

     In December 1998, the Company and its general partner issued common stock and OP units aggregating $25.5 million to directors, employees and consultants. The purchase was financed by personal bank loans guaranteed by the Company until the loans mature in January 2004. No compensation expense was recognized by the Company with respect to the guarantees as the fair value thereof was not material per unit, nor have there been any defaults.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2000, 1999 AND 1998

8.   OTHER INCOME (AMOUNTS IN THOUSANDS):

     The components of other income are as follows for the years ended December 31, 2000, 1999 and 1998:

                                    2000      1999      1998
                                  -------   -------   -------
          Interest income         $ 9,385   $ 6,345   $ 3,125
          Income from affiliate       607     1,726     2,147
          Other income              4,113     1,459       712
                                  -------   -------   -------
                                  $14,105   $ 9,530   $ 5,984
                                  =======   =======   =======


     Other, net presented in the Consolidated Statements of Income primarily relates to net gains from property dispositions.

9.   EARNINGS PER OP UNIT (AMOUNTS IN THOUSANDS):

                                                                                 2000              1999             1998
                                                                             -----------       -----------      -----------
     Earnings used for basic and diluted earnings per
         OP Unit computation                                                 $    38,478       $    33,772      $    29,549
                                                                             ===========       ===========      ===========

     Total units used for basic earnings per OP Unit                              19,999            19,961           19,101
     Dilutive securities:
         Stock options                                                                86               152              175
                                                                             -----------       -----------      -----------
     Total shares used for diluted earnings per OP Unit
         computation                                                              20,085            20,113           19,276
                                                                             ===========       ===========      ===========

     Diluted earnings per OP Unit reflect the potential dilution that would occur if securities were exercised or converted into OP Units. Convertible POP Units are excluded from the computations as their inclusion would have an anti-dilutive effect on earnings per OP Unit in 2000, 1999 and 1998.

10.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following unaudited quarterly amounts are in thousands, except for per unit amounts:

                                                                     FIRST          SECOND          THIRD         FOURTH
                                                                    QUARTER         QUARTER        QUARTER        QUARTER
                                                                    MARCH 31        JUNE 30        SEPT. 30       DEC. 31
                                                                    --------        -------        --------       -------
    2000
    Total revenues..................................................$ 36,033       $  36,064       $ 37,013       $37,435
    Operating income (a)............................................$ 24,823       $  25,380       $ 25,549       $26,073
    Income before other, net and distribution to
       Preferred OP Units...........................................$ 10,430       $  10,396       $ 10,200       $10,477
    Earnings attributable to OP Units (b)...........................$  8,515       $   8,440       $ 12,842       $ 8,681
    Weighted average OP Units.......................................  20,006          19,999         19,998        19,994
    Earnings per OP Unit-basic......................................$   0.43       $    0.42       $   0.64       $  0.43

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2000, 1999 AND 1998

10. QUARTERLY FINANCIAL DATA (CONTINUED) (UNAUDITED):

                                                                     FIRST          SECOND         THIRD        FOURTH
                                                                    QUARTER         QUARTER       QUARTER       QUARTER
                                                                    MARCH 31        JUNE 30       SEPT. 30      DEC. 31
                                                                    --------        -------       --------      --------
    1999
    Total revenues..................................................$ 33,000       $ 32,761       $ 34,133       $ 35,060
    Operating income (a)............................................$ 22,425       $ 22,517       $ 23,157       $ 24,347
    Income before other, net........................................$  8,938       $  8,727       $  8,727       $ 10,214
    Earnings attributable to OP Units (b)...........................$  8,312       $  8,101       $  8,100       $  9,259
    Weighted average OP Units.......................................  19,937         19,964         19,971         19,973
    Earnings per OP Unit-basic......................................$   0.42       $   0.40       $   0.41       $   0.46


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

(b) Earnings attributable to OP Units includes net gains on the disposition of properties of $182 in the fourth quarter of 2000, $4,619 in the third quarter of 2000 and $829 in the fourth quarter of 1999 .

     For all quarterly balance sheet dates, $35,783 of preferred operating partnership units, previously presented in partners' capital, is now presented as redeemable preferred operating partnership units outside of partners' capital.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                      SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000
(AMOUNTS IN THOUSANDS)



                                                                                     INITIAL COST
                                                                                      TO COMPANY
                                                                              ---------------------------
                                                                                               BUILDING
                                                                                                 AND
 PROPERTY NAME                   LOCATION              ENCUMBRANCE             LAND            FIXTURES
-------------------------    -----------------        -------------          ---------        ----------
Academy/ Westpointe           Canton, MI                   --                 $ 1,485           $14,336
Allendale                     Allendale, MI                --                     393             3,684
Alpine                        Grand Rapids, MI             --                     729             6,692
Apple Creek                   Amelia, OH                   (3)                    543             5,480
Arbor Terrace                 Bradenton, FL                --                     481             4,410
Ariana Village                Lakeland, FL                 --                     240             2,195
Autumn Ridge                  Ankeny, IO                   --                     890             8,054
Bedford Hills                 Battle Creek, MI             (1)                  1,265            11,562
Bell Crossing                 Clarksville, TN              --                     717             1,916
Bonita Lake                   Bonita Springs, FL           --                     285             2,641
Boulder Ridge                 Pflugerville, TX             --                   1,000               500
Branch Creek                  Austin, TX                   --                     796             3,716
Brentwood                     Kentwood, MI                 --                     385             3,592
Brookside Village             Goshen, IN                   --                     260             1,080
Byrne Hill Village            Toledo, OH                   --                     383             3,903
Byron Center                  Byron Center, MI             --                     257             2,402
Candlelight Village           Chicago Heights, IL          --                     600             5,623
Candlewick Court              Owosso, MI                   --                     125             1,900
Carrington Pointe             Ft. Wayne, IN                --                   1,076             3,632
Casa Del Valle                Alamo, TX                    --                     246             2,316
Catalina                      Middletown, OH               --                     653             5,858
Chain O'Lakes                 Grand Island, FL             --                     551             5,003
Chisholm Point                Pflugerville, TX             --                     609             5,286
Clearwater Village            South Bend, IN               --                      80             1,270
Cobus Green                   Elkhart, IN                  --                     762             7,037
College Park Estates          Canton, MI                   --                      75               800
Continental Estates           Davison, MI                  --                   1,625            16,581
Continental North             Davison, MI                  --                      (6)               (6)
Country Acres                 Cadillac, MI                 --                     380             3,495
Country Meadows               Flat Rock, MI                --                     924             7,583



                                                          COST CAPITALIZED
                                                           SUBSEQUENT TO                   GROSS AMOUNT
                                                            ACQUISITION                     CARRIED AT
                                                           IMPROVEMENTS                  DECEMBER 31, 2000
                                                      -----------------------        -------------------------

                                                                     BUILDING                         BUILDING
                                                                       AND                              AND
 PROPERTY NAME                   LOCATION               LAND        FIXTURES           LAND           FIXTURES
-------------------------    -----------------        -------       ---------        ---------       ----------
Academy/ Westpointe          Canton, MI                     -               -           $1,485           $14,336
Allendale                    Allendale, MI                  -         $ 3,480              393             7,164
Alpine                       Grand Rapids, MI               -           2,731              729             9,423
Apple Creek                  Amelia, OH                     -            (23)              543             5,457
Arbor Terrace                Bradenton, FL                  -             232              481             4,642
Ariana Village               Lakeland, FL                   -             434              240             2,629
Autumn Ridge                 Ankeny, IO                     -             696              890             8,750
Bedford Hills                Battle Creek, MI               -             281            1,265            11,843
Bell Crossing                Clarksville, TN                -           1,084              717             3,000
Bonita Lake                  Bonita Springs, FL             -             102              285             2,743
Boulder Ridge                Pflugerville, TX           $ 518           9,404            1,518             9,904
Branch Creek                 Austin, TX                     -           4,267              796             7,983
Brentwood                    Kentwood, MI                   -             165              385             3,757
Brookside Village            Goshen, IN                   386           7,071              646             8,151
Byrne Hill Village           Toledo, OH                     -              56              383             3,959
Byron Center                 Byron Center, MI             (4)             131              253             2,533
Candlelight Village          Chicago Heights, IL            -             441              600             6,064
Candlewick Court             Owosso, MI                   132             972              257             2,872
Carrington Pointe            Ft. Wayne, IN                  -           3,117            1,076             6,749
Casa Del Valle               Alamo, TX                      -             292              246             2,608
Catalina                     Middletown, OH                 -             671              653             6,529
Chain O'Lakes                Grand Island, FL               -             178              551             5,181
Chisholm Point               Pflugerville, TX               -           1,568              609             6,854
Clearwater Village           South Bend, IN                61           1,772              141             3,042
Cobus Green                  Elkhart, IN                    -             555              762             7,592
College Park Estates         Canton, MI                   174           4,468              249             5,268
Continental Estates          Davison, MI                  150           1,309            1,775            17,890
Continental North            Davison, MI                    -           3,276                -             3,276
Country Acres                Cadillac, MI                   -             174              380             3,669
Country Meadows              Flat Rock, MI                296           9,054            1,220            16,637














                                                                                              DATE OF
                                                                        ACCUMULATED         CONSTRUCTION (C)
 PROPERTY NAME                   LOCATION                TOTAL         DEPRECIATION         ACQUISITION (A)
-------------------------    -----------------        -----------      ------------         ---------------
Academy/ Westpointe          Canton, MI                   $15,821           $  240           2000(A)
Allendale                    Allendale, MI                  7,557              905           1996(A)
Alpine                       Grand Rapids, MI              10,152            1,232           1996(A)
Apple Creek                  Amelia, OH                     6,000              252           1999(A)
Arbor Terrace                Bradenton, FL                  5,123              723           1996(A)
Ariana Village               Lakeland, FL                   2,869              559           1994(A)
Autumn Ridge                 Ankeny, IO                     9,640            1,292           1996(A)
Bedford Hills                Battle Creek, MI              13,108            1,816           1996(A)
Bell Crossing                Clarksville, TN                3,717              123           1999(A)
Bonita Lake                  Bonita Springs, FL             3,028              424           1996(A)
Boulder Ridge                Pflugerville, TX              11,422              802           1998(C)
Branch Creek                 Austin, TX                     8,779            1,116           1995(A)
Brentwood                    Kentwood, MI                   4,142              592           1996(A)
Brookside Village            Goshen, IN                     8,797            1,281           1985(A)
Byrne Hill Village           Toledo, OH                     4,342              211           1999(A)
Byron Center                 Byron Center, MI               2,786              404           1996(A)
Candlelight Village          Chicago Heights, IL            6,664              932           1996(A)
Candlewick Court             Owosso, MI                     3,129              675           1985(A)
Carrington Pointe            Ft. Wayne, IN                  7,825              642           1997(A)
Casa Del Valle               Alamo, TX                      2,854              333           1997(A)
Catalina                     Middletown, OH                 7,182            1,527           1993(A)
Chain O'Lakes                Grand Island, FL               5,732              867           1996(A)
Chisholm Point               Pflugerville, TX               7,463            1,155           1995(A)
Clearwater Village           South Bend, IN                 3,183              577           1986(A)
Cobus Green                  Elkhart, IN                    8,354            1,787           1993(A)
College Park Estates         Canton, MI                     5,517            1,128           1978(A)
Continental Estates          Davison, MI                   19,665            2,780           1996(A)
Continental North            Davison, MI                    3,276              107           1996(A)
Country Acres                Cadillac, MI                   4,049              561           1996(A)
Country Meadows              Flat Rock, MI                 17,857            2,841           1994(A)

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                     SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
DECEMBER 31, 2000
 (AMOUNTS IN THOUSANDS)




                                                                                     INITIAL COST
                                                                                      TO COMPANY
                                                                              -------------------------
                                                                                             BUILDING
                                                                                                AND
 PROPERTY NAME                   LOCATION              ENCUMBRANCE           LAND            FIXTURES
-------------------------    -----------------        -------------        --------         ----------
Countryside Village          Perry, MI                        (1)              275             3,920
Creekwood Meadows            Burton, MI                        -               808             2,043
Cutler Estates               Grand Rapids, MI                 (1)              822             7,604
Deerfield Run                Anderson, MI                  1,700               990             1,607
Desert View Village          West Wendover, NV                 -             1,180                 -
Eagle Crest                  Firestone, CO                     -             4,073               150
Edwardsville                 Edwardsville, KS                 (1)              425             8,805
Fisherman's Cove             Flint, MI                         -               380             3,438
Forest Meadows               Philomath, OR                     -             1,031             2,064
Four Seasons                 Elkhart, IN                       -               500             4,800
Goldcoaster                  Homestead, FL                     -               446             4,234
Golden Lakes                 Plant City, FL                    -             1,092             7,161
Grand                        Grand Rapids, MI                  -               374             3,587
Groves                       Ft. Myers, FL                     -               249             2,396
Hamlin                       Webberville, MI                   -               125             1,675
Holiday Village              Elkhart, IN                       -               100             3,207
Holly Forest                 Holly Hill, FL                    -               920             8,376
Indian Creek                 Ft. Myers Beach, FL               -             3,832            34,660
Island Lake                  Merritt Island, FL                -               700             6,431
Kensington Meadows           Lansing, MI                       -               250             2,699
Kenwood                      La Feria, TX                      -               145             1,857
King's Court                 Traverse City, MI                 -             1,473            13,782
King's Lake                  Debary, FL                        -               280             2,542
King's Pointe                Winter Haven, FL                  -               262             2,359
Lafayette Place              Warren, MI                        -               669             5,979
Lake Juliana                 Auburndale, FL                    -               335             2,848
Lake San Marino              Naples, FL                        -               650             5,760
Leesburg Landing             Leesburg, FL                      -                50               429




                                                          COST CAPITALIZED
                                                           SUBSEQUENT TO                   GROSS AMOUNT
                                                            ACQUISITION                     CARRIED AT
                                                           IMPROVEMENTS                  DECEMBER 31, 2000
                                                      -----------------------        -------------------------
                                                                     BUILDING                         BUILDING
                                                                       AND                              AND
 PROPERTY NAME                   LOCATION               LAND        FIXTURES           LAND           FIXTURES
-------------------------    -----------------        -------       ---------        ---------       ----------

Countryside Village          Perry, MI                   185           1,845              460             5,765
Creekwood Meadows            Burton, MI                  404           6,053            1,212             8,096
Cutler Estates               Grand Rapids, MI              -             196              822             7,800
Deerfield Run                Anderson, MI                  -           1,493              990             3,100
Desert View Village          West Wendover, NV           423           4,432            1,603             4,432
Eagle Crest                  Firestone, CO                45           6,905            4,118             7,055
Edwardsville                 Edwardsville, KS            541           2,158              966            10,963
Fisherman's Cove             Flint, MI                     -             436              380             3,874
Forest Meadows               Philomath, OR                 -              75            1,031             2,139
Four Seasons                 Elkhart, IN                   -               -              500             4,800
Goldcoaster                  Homestead, FL               124           1,389              570             5,623
Golden Lakes                 Plant City, FL                -           1,000            1,092             8,161
Grand                        Grand Rapids, MI              -              49              374             3,636
Groves                       Ft. Myers, FL                 -             465              249             2,861
Hamlin                       Webberville, MI             536             961              661             2,636
Holiday Village              Elkhart, IN                 143           1,111              243             4,318
Holly Forest                 Holly Hill, FL                -             220              920             8,596
Indian Creek                 Ft. Myers Beach, FL           -             700            3,832            35,360
Island Lake                  Merritt Island, FL            -             221              700             6,652
Kensington Meadows           Lansing, MI                   -           3,416              250             6,115
Kenwood                      La Feria, TX                  -             (23)             145             1,834
King's Court                 Traverse City, MI             -           1,173            1,473            14,955
King's Lake                  Debary, FL                    -           1,899              280             4,441
King's Pointe                Winter Haven, FL              -             392              262             2,751
Lafayette Place              Warren, MI                    -             592              669             6,571
Lake Juliana                 Auburndale, FL                -             636              335             3,484
Lake San Marino              Naples, FL                    -             314              650             6,074
Leesburg Landing             Leesburg, FL                921             416              971               845










                                                                                              DATE OF
                                                                        ACCUMULATED         CONSTRUCTION (C)
 PROPERTY NAME                   LOCATION                TOTAL         DEPRECIATION         ACQUISITION (A)
-------------------------    -----------------           ------        ------------         ---------------

Countryside Village          Perry, MI                    6,225            1,233                1987(A)
Creekwood Meadows            Burton, MI                   9,308              636                1997(C)
Cutler Estates               Grand Rapids, MI             8,622            1,205                1996(A)
Deerfield Run                Anderson, MI                 4,090              114                1999(A)
Desert View Village          West Wendover, NV            6,035               75                1998(C)
Eagle Crest                  Firestone, CO               11,173                -                1998(C)
Edwardsville                 Edwardsville, KS            11,929            2,449                1987(A)
Fisherman's Cove             Flint, MI                    4,254              907                1993(A)
Forest Meadows               Philomath, OR                3,170               98                1999(A)
Four Seasons                 Elkhart, IN                  5,380               81                2000(A)
Goldcoaster                  Homestead, FL                6,193              621                1997(A)
Golden Lakes                 Plant City, FL               9,253            1,898                1993(A)
Grand                        Grand Rapids, MI             4,010              460                1996(A)
Groves                       Ft. Myers, FL                3,110              387                1997(A)
Hamlin                       Webberville, MI              3,297              556                1984(A)
Holiday Village              Elkhart, IN                  4,561            1,023                1986(A)
Holly Forest                 Holly Hill, FL               9,516            1,012                1997(A)
Indian Creek                 Ft. Myers Beach, FL         39,192            5,506                1996(A)
Island Lake                  Merritt Island, FL           7,352            1,237                1995(A)
Kensington Meadows           Lansing, MI                  6,365              835                1995(A)
Kenwood                      La Feria, TX                 1,979               87                1999(A)
King's Court                 Traverse City, MI           16,428            2,253                1996(A)
King's Lake                  Debary, FL                   4,721              791                1994(A)
King's Pointe                Winter Haven, FL             3,013              592                1994(A)
Lafayette Place              Warren, MI                   7,240              566                1998(A)
Lake Juliana                 Auburndale, FL               3,819              737                1994(A)
Lake San Marino              Naples, FL                   6,724              940                1996(A)
Leesburg Landing             Leesburg, FL                 1,816              119                1996(A)

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                      SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
DECEMBER 31, 2000
(AMOUNTS IN THOUSANDS)


                                                                               INITIAL COST
                                                                                TO COMPANY
                                                                         -----------------------
                                                                                        BUILDING
                                                                                          AND
 PROPERTY NAME                 LOCATION            ENCUMBRANCE            LAND          FIXTURES
---------------------        -----------------    -------------          -----          --------
Liberty Farms                Valparaiso, IN                 -               66             1,201
Lincoln Estates              Holland, MI                    -              455             4,201
Maple Grove Estates          Dorr, MI                       -               15               210
Maplewood                    Lawrence, IN                   -              280             2,122
Meadow Lake Estates          White Lake, MI                 -            1,188            11,498
Meadowbrook Estates          Monroe, MI                     -              431             3,320
Meadowbrook Village          Tampa, FL                      -              519             4,728
Meadows                      Nappanee, IN                   -              300             2,300
Meadowstream Village         Sodus, MI                      -              100             1,175
Oakwood Village              Miamisburg, OH               363            1,964             6,401
Orange Tree                  Orange City, FL                -              283             2,530
Orchard Lake                 Milford, OH                   (3)             395             4,064
Paradise                     Chicago Heights, IL            -              723             6,638
Parkwood                     Grand Blanc, MI                -              477             4,279
Pecan Branch                 Georgetown, TX                 -            1,379                 -
Pin Oak Parc                 St. Louis, MO                  -            1,038             3,250
Pine Hills                   Middlebury, IN                 -               72               544
Pine Ridge                   Petersburg, VA                 -              405             2,397
Presidential                 Hudsonville, MI                -              680             6,314
Richmond                     Richmond, MI                  (2)             501             2,040
Royal Country                Miami, FL                     (1)           2,290            20,758
Saddle Oak Club              Ocala, FL                      -              730             6,743
Scio Farms                   Ann Arbor, MI                  -            2,300            22,659
Sherman Oaks                 Jackson, MI                   (1)             200             2,400
Siesta Bay                   Ft. Myers Beach, FL            -            2,051            18,549
Silver Star                  Orlando, FL                    -            1,067             9,685
Snow to Sun                  Weslaco, TX                   95              190             2,143
Southfork                    Belton, MO                     -            1,000             9,011
St. Clair Place              St. Clair, MI                 (2)             501             2,029


                                                       COST CAPITALIZED
                                                        SUBSEQUENT TO            GROSS AMOUNT
                                                         ACQUISITION              CARRIED AT
                                                         IMPROVEMENTS          DECEMBER 31, 2000
                                                      ------------------       -----------------
                                                               BUILDING                BUILDING
                                                                 AND                     AND
 PROPERTY NAME                 LOCATION                LAND    FIXTURES         LAND   FIXTURES
---------------------        -----------------        -----   ---------        ------  --------
Liberty Farms                Valparaiso, IN            116       1,757           182      2,958
Lincoln Estates              Holland, MI                 -         261           455      4,462
Maple Grove Estates          Dorr, MI                   19         266            34        476
Maplewood                    Lawrence, IN                -         678           280      2,800
Meadow Lake Estates          White Lake, MI            126       1,396         1,314     12,894
Meadowbrook Estates          Monroe, MI                379       5,644           810      8,964
Meadowbrook Village          Tampa, FL                   -         256           519      4,984
Meadows                      Nappanee, IN              (13)      2,193           287      4,493
Meadowstream Village         Sodus, MI                 109       1,282           209      2,457
Oakwood Village              Miamisburg, OH              -       4,559         1,964     10,960
Orange Tree                  Orange City, FL            15         651           298      3,181
Orchard Lake                 Milford, OH                 -        (37)           395      4,027
Paradise                     Chicago Heights, IL         -         459           723      7,097
Parkwood                     Grand Blanc, MI             -         553           477      4,832
Pecan Branch                 Georgetown, TX            331       1,886         1,710      1,886
Pin Oak Parc                 St. Louis, MO             467       4,392         1,505      7,642
Pine Hills                   Middlebury, IN             58       1,593           130      2,137
Pine Ridge                   Petersburg, VA              -       1,147           405      3,544
Presidential                 Hudsonville, MI             -       1,059           680      7,373
Richmond                     Richmond, MI                -         289           501      2,329
Royal Country                Miami, FL                   -         557         2,290     21,315
Saddle Oak Club              Ocala, FL                   -         523           730      7,266
Scio Farms                   Ann Arbor, MI               -       3,345         2,300     26,004
Sherman Oaks                 Jackson, MI               240       3,333           440      5,733
Siesta Bay                   Ft. Myers Beach, FL         -         456         2,051     19,005
Silver Star                  Orlando, FL                 -         250         1,067      9,935
Snow to Sun                  Weslaco, TX                15         706           205      2,849
Southfork                    Belton, MO                  -         968         1,000      9,979
St. Clair Place              St. Clair, MI               -         307           501      2,336

                                                                                    DATE OF
                                                                  ACCUMULATED     CONSTRUCTION (C)
 PROPERTY NAME                   LOCATION           TOTAL         DEPRECIATION    ACQUISITION (A)
---------------------        -----------------    -----------     ------------    ------------
Liberty Farms                Valparaiso, IN            3,140              662         1985(A)
Lincoln Estates              Holland, MI               4,917              685         1996(A)
Maple Grove Estates          Dorr, MI                    510              109         1979(A)
Maplewood                    Lawrence, IN              3,080              644         1989(A)
Meadow Lake Estates          White Lake, MI           14,208            2,912         1994(A)
Meadowbrook Estates          Monroe, MI                9,774            2,089         1986(A)
Meadowbrook Village          Tampa, FL                 5,503            1,163         1994(A)
Meadows                      Nappanee, IN              4,780              958         1987(A)
Meadowstream Village         Sodus, MI                 2,666              566         1984(A)
Oakwood Village              Miamisburg, OH           12,924              744         1998(A)
Orange Tree                  Orange City, FL           3,479              632         1994(A)
Orchard Lake                 Milford, OH               4,422              211         1999(A)
Paradise                     Chicago Heights, IL       7,820            1,070         1996(A)
Parkwood                     Grand Blanc, MI           5,309            1,118         1993(A)
Pecan Branch                 Georgetown, TX            3,596                -         1999(C)
Pin Oak Parc                 St. Louis, MO             9,147            1,077         1994(A)
Pine Hills                   Middlebury, IN            2,267              474         1980(A)
Pine Ridge                   Petersburg, VA            3,949              795         1986(A)
Presidential                 Hudsonville, MI           8,053            1,104         1996(A)
Richmond                     Richmond, MI              2,830              207         1998(A)
Royal Country                Miami, FL                23,605            5,030         1994(A)
Saddle Oak Club              Ocala, FL                 7,996            1,500         1995(A)
Scio Farms                   Ann Arbor, MI            28,304            4,587         1995(A)
Sherman Oaks                 Jackson, MI               6,173            1,317         1986(A)
Siesta Bay                   Ft. Myers Beach, FL      21,056            2,948         1996(A)
Silver Star                  Orlando, FL              11,002            1,534         1996(A)
Snow to Sun                  Weslaco, TX               3,054              331         1997(A)
Southfork                    Belton, MO               10,979              839         1997(A)
St. Clair Place              St. Clair, MI             2,837              245         1998(A)

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                      SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
 DECEMBER 31, 2000
 (AMOUNTS IN THOUSANDS)

                                                                           INITIAL COST
                                                                            TO COMPANY
                                                                      ----------------------

                                                                                    BUILDING
                                                                                       AND
 PROPERTY NAME                 LOCATION                ENCUMBRANCE        LAND      FIXTURES
---------------------        -----------------         -----------      -------     --------
Stonebridge                  Richfield Twp., MI            1,119          2,044            -
Sun Villa                    Reno, NV                      6,839          2,385       11,773
Sunset Ridge                 Portland, MI                      -          2,044            -
Timber Ridge                 Ft. Collins, CO                   -            990        9,231
Timberbrook                  Bristol, IN                      (1)           490        3,400
Timberline Estates           Grand Rapids, MI                  -            536        4,867
Town and Country             Traverse City, MI                 -            406        3,736
Valley Brook                 Indianapolis, IN                  -            150        3,500
Village Trails               Howard City, MI                 426            988        1,472
Water Oak Country Club Est.  Lady Lake, FL                     -          2,503       17,478
Westbrook                    Toledo, OH                       (2)         1,110       10,462
West Glen Village            Indianapolis, IN                  -          1,100       10,028
White Lake                   White Lake, MI                    -            673        6,179
White Oak                    Mt. Morris, MI                    -            782        7,245
Willowbrook                  Toledo, OH                       (2)           781        7,054
Windham Hills                Jackson, MI                       -          2,673        2,364
Woodhaven Place              Wood Haven, MI                   (2)           501        4,541
Woodlake Estates             Yoder, IN                         -            632        3,674
Woodland Park Estates        Eugene, OR                    7,784          1,593       14,398
Woods Edge                   West Lafayette, IN                -            100        2,600
Woodside Terrace             Holland, OH                      (2)         1,064        9,625
Worthington Arms             Delaware, OH                      -            376        2,624
Corporate Headquarters       Farmington Hills, MI              -              -            -
                                                                        -------     --------
                                                                        $85,772     $586,480
                                                                        =======     ========

                                                             COST CAPITALIZED
                                                              SUBSEQUENT TO             GROSS AMOUNT
                                                               ACQUISITION               CARRIED AT
                                                               IMPROVEMENTS           DECEMBER 31, 2000
                                                           -------------------     -----------------------

                                                                      BUILDING                     BUILDING
                                                                         AND                         AND
 PROPERTY NAME                 LOCATION                      LAND     FIXTURES        LAND        FIXTURES
---------------------        -----------------              ------    --------     ---------      ---------
Stonebridge                  Richfield Twp., MI                180         597         2,224           597
Sun Villa                    Reno, NV                            -         473         2,385        12,246
Sunset Ridge                 Portland, MI                        -       2,983         2,044         2,983
Timber Ridge                 Ft. Collins, CO                     -         611           990         9,842
Timberbrook                  Bristol, IN                       101       4,840           591         8,240
Timberline Estates           Grand Rapids, MI                    -         492           536         5,359
Town and Country             Traverse City, MI                   -         201           406         3,937
Valley Brook                 Indianapolis, IN                1,277       8,562         1,427        12,062
Village Trails               Howard City, MI                     -         593           988         2,065
Water Oak Country Club Est.  Lady Lake, FL                       -       2,781         2,503        20,259
Westbrook                    Toledo, OH                          -          16         1,110        10,478
West Glen Village            Indianapolis, IN                    -         669         1,100        10,697
White Lake                   White Lake, MI                      -       2,373           673         8,552
White Oak                    Mt. Morris, MI                    112       3,057           894        10,302
Willowbrook                  Toledo, OH                          -         331           781         7,385
Windham Hills                Jackson, MI                         -       4,515         2,673         6,879
Woodhaven Place              Wood Haven, MI                      -         677           501         5,218
Woodlake Estates             Yoder, IN                           -       1,834           632         5,508
Woodland Park Estates        Eugene, OR                          -         246         1,593        14,644
Woods Edge                   West Lafayette, IN                  3       6,730           103         9,330
Woodside Terrace             Holland, OH                         -       1,193         1,064        10,818
Worthington Arms             Delaware, OH                        -       1,057           376         3,681
Corporate Headquarters       Farmington Hills, MI                -       4,513             -         4,513
                                                            ------    --------       -------      --------
                                                            $8,570    $186,555       $94,342(4)   $773,035(5)
                                                            ======    ========       =======      ========



                                                                                   DATE OF
                                                                  ACCUMULATED    CONSTRUCTION (C)
 PROPERTY NAME                 LOCATION                  TOTAL    DEPRECIATION   ACQUISITION (A)
---------------------        -----------------          --------  ------------   ------------
Stonebridge                  Richfield Twp., MI            2,821           -      1998(C)
Sun Villa                    Reno, NV                     14,631       1,016      1998(A)
Sunset Ridge                 Portland, MI                  5,027           -      1998(C)
Timber Ridge                 Ft. Collins, CO              10,832       1,502      1996(A)
Timberbrook                  Bristol, IN                   8,831       1,742      1987(A)
Timberline Estates           Grand Rapids, MI              5,895       1,159      1994(A)
Town and Country             Traverse City, MI             4,343         612      1996(A)
Valley Brook                 Indianapolis, IN             13,489       2,452      1989(A)
Village Trails               Howard City, MI               3,053         154      1998(A)
Water Oak Country Club Est.  Lady Lake, FL                22,762       4,614      1993(A)
Westbrook                    Toledo, OH                   11,588         540      1999(A)
West Glen Village            Indianapolis, IN             11,797       2,297      1994(A)
White Lake                   White Lake, MI                9,225         911      1997(A)
White Oak                    Mt. Morris, MI               11,196       1,049      1997(A)
Willowbrook                  Toledo, OH                    8,166         623      1997(A)
Windham Hills                Jackson, MI                   9,552         459      1998(A)
Woodhaven Place              Wood Haven, MI                5,719         450      1998(A)
Woodlake Estates             Yoder, IN                     6,140         375      1998(A)
Woodland Park Estates        Eugene, OR                   16,237       1,239      1998(A)
Woods Edge                   West Lafayette, IN            9,433       1,261      1985(A)
Woodside Terrace             Holland, OH                  11,882       1,236      1997(A)
Worthington Arms             Delaware, OH                  4,057         852      1990(A)
Corporate Headquarters       Farmington Hills, MI          4,513       1,161      Various
                                                        --------    --------
                                                        $867,377    $115,557
                                                        ========    ========

(1)      These communities collateralize $43.4 million of secured debt.
(2) These communities are financed by $36 million of collateralized lease obligations.
(3)      These communities collateralize $4.8 million of secured debt.
(4) Includes $6.2 million of land in property under development in Footnote 2 "Rental Property" to the Company's Consolidated Financial Statements included elsewhere herein.
(5) Includes $15.7 million of property under development in Footnote 2 "Rental Property" to the Company's Consolidated Financial Statements included elsewhere herein.
(6) The initial cost for this property was included in the initial cost reported for Continental Estates.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                      SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
DECEMBER 31, 2000
(AMOUNTS IN THOUSANDS)


The change in investment in real estate for the years ended December 31, 2000, 1999 and 1998 is as follows:


                                                2000         1999         1998
                                             ---------    ---------    ---------
Balance, beginning of year                   $ 847,696    $ 803,152    $ 684,821
Community and land acquisitions, including
     immediate improvements                     24,339       41,083      102,248
Community expansion and development             30,795       42,480       26,874
Improvements, other                              4,595        7,022        6,193
Dispositions and other                         (40,048)     (46,041)     (16,984)
                                             ---------    ---------    ---------

Balance, end of year                         $ 867,377    $ 847,696    $ 803,152
                                             =========    =========    =========


The change in accumulated depreciation for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                2000        1999          1998
                                             ---------    --------     --------
Balance, beginning of year                   $  92,558    $ 70,940     $ 50,084
Depreciation for the period                     26,170      25,112       22,765
Dispositions and other                          (3,171)     (3,494)      (1,909)
                                             ---------    --------     --------
Balance, end of year                         $ 115,557    $ 92,558     $ 70,940
                                             =========    ========     ========

                                  EXHIBIT INDEX

EXHIBIT                                                                                                              METHOD OF
NUMBER                                                    DESCRIPTION                                                 FILING
------                                                    -----------                                                 ------
2.1              Form of Sun Communities, Inc.'s Common Stock Certificate                                               (1)
3.1              Amended and Restated Articles of Incorporation of Sun Communities, Inc.                                (1)
3.2              Bylaws of Sun Communities, Inc.                                                                        (3)
4.1              Indenture, dated as of April 24, 1996, among Sun Communities, Inc., Sun Communities                    (4)
                 Operating Limited Partnership and Bankers Trust Company, as Trustee
4.2              Form of Note for the 2001 Notes                                                                        (4)
4.3              Form of Note for the 2003 Notes                                                                        (4)
4.4              First Supplemental Indenture, dated as of August 20, 1997, by and Sun Communities Operating            (9)
                 Limited Partnership and Bankers Trust Company, as Trustee
4.5              Form of Medium-Term Note (Floating Rate)                                                               (9)
4.6              Form of Medium-Term Note (Fixed Rate)                                                                  (9)
4.7              Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series             (11)
                 of Preferred Stock and Fixing Distribution and other Rights in such Series
4.8              Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series             (13)
                 of Preferred Stock
10.1             Second Amended and Restated Agreement of Limited Partnership of Sun Communities Operating              (8)
                 Limited Partnership
10.2             Second Amended and Restated 1993 Stock Option Plan#                                                    (12)
10.3             Amended and Restated 1993 Non-Employee Director Stock Option Plan#                                     (8)
10.4             Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers           (1)
                 and other individuals#
10.5             Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and                 (5)
                 certain directors#
10.6             Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman#                               (8)
10.7             Senior Unsecured Line of Credit Agreement with Lehman Brothers Holdings Inc.                           (9)
10.8             Amended and Restated Loan Agreement between Sun Communities Funding Limited Partnership and            (9)
                 Lehman Brothers Holdings Inc.

EXHIBIT                                                                                                              METHOD OF
NUMBER                                                    DESCRIPTION                                                 FILING
------                                                    -----------                                                 ------
10.9             Amended and Restated Loan Agreement among Miami Lakes Venture Associates, Sun Communities              (9)
                 Funding Limited Partnership and Lehman Brothers Holdings Inc.
10.10            Form of Indemnification Agreement between each officer and director of Sun Communities, Inc.           (9)
                 and Sun Communities, Inc.
10.11            Loan Agreement among Sun Communities Operating Limited Partnership, Sea Breeze Limited                 (9)
                 Partnership and High Point Associates, LP.
10.12            Option Agreement by and between Sun Communities Operating Limited Partnership and Sea Breeze           (9)
                 Limited Partnership
10.13            Option Agreement by and between Sun Communities Operating Limited Partnership and High Point           (9)
                 Associates, LP
10.14            $1,022,538.12 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited               (7)
                 Partnership
10.15            $1,022,538.13 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited               (7)
                 Partnership
10.16            $6,604,923.75 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited               (7)
                 Partnership
10.17            Stock Pledge Agreement between Gary A. Shiffman and Sun Communities Operating Limited                  (7)
                 Partnership for 94,570 shares of Common Stock
10.18            Stock Pledge Agreement between Gary A. Shiffman and Sun Communities Operating Limited                  (7)
                 Partnership for 305,430 shares of Common Stock
10.19            $ 1,300,195.40 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited              (9)
                 Partnership
10.20            $ 1,300,195.40 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited              (9)
                 Partnership
10.21            Stock Pledge Agreement between Gary A. Shiffman and Sun Communities Operating Limited                  (9)
                 Partnership with respect to 80,000 shares of Common Stock
10.22            Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#                            (11)
10.23            Long Term Incentive Plan                                                                               (9)
10.24            Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated             (11)
                 June 5, 1998#
10.25            Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen,                (11)
                 dated June 5, 1998#

EXHIBIT                                                                                                              METHOD OF
NUMBER                                                    DESCRIPTION                                                 FILING
------                                                    -----------                                                 ------

10.26            Restricted Stock Award Agreement between Sun Communities, Inc. and Jonathan M. Colman, dated           (11)
                 June 5, 1998#
10.27            Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W. Fannon, dated              (11)
                 June 5, 1998#
10.28            Sun Communities, Inc. 1998 Stock Purchase Plan#                                                        (11)
10.29            Employment Agreement between Sun Home Services, Inc. and Brian Fannon#                                 (11)
10.30            Facility and Guaranty Agreement among Sun Communities, Inc., Sun Communities Operating                 (11)
                 Limited Partnership, Certain Subsidiary Guarantors and First National Bank of Chicago, dated
                 December 10, 1998
10.31            Rights Agreement between Sun Communities, Inc. and State Street Bank and Trust Company,                (10)
                 dated April 24, 1998
10.32            Employment Agreement between Sun Communities, Inc. and Brian W. Fannon#                                (11)
10.33            Contribution Agreement, dated as of September 29, 1999, by and among the Company, the                  (13)
                 General Partner, Belcrest Realty Corporation and Belair Real Estate Corporation
10.34            One Hundred Third Amendment to Second Amended and Restated Limited Partnership Agreement of            (13)
                 the Company
10.35            Subordinated Loan Agreement dated September 30, 1997 between Bingham Financial Services                (14)
                 Corporation ("Bingham") and the Company (assigned to Sun Communities Operating Limited
                 Partnership (the "Operating Partnership") as of December 31, 1997)
10.36            Term Promissory Note dated September 30, 1997 executed by Bingham in favor of the Company              (14)
                 (assigned to the Operating Partnership as of December 31, 1997)
10.37            Loan Agreement dated March 1, 1998 between Bingham and the Operating Partnership                       (15)
10.38            Demand Promissory Note dated March 1, 1998 executed by Bingham in favor of the Operating               (15)
                 Partnership
10.39            Loan Agreement dated March 30, 1999 between Bingham and the Operating Partnership                      (16)
10.40            Demand Promissory Note dated March 30, 1999 executed by Bingham in favor of the Operating              (16)
                 Partnership
10.41            First Amendment dated June 11, 1999 to Subordinated Loan Agreement dated September 30, 1997            (16)
                 between Bingham and the Operating Partnership
10.42            First Amendment dated June 11, 1999 to Loan Agreement dated March 1, 1998 between Bingham              (16)
                 and the Operating Partnership


EXHIBIT                                                                                                           METHOD OF
NUMBER                                                  DESCRIPTION                                                FILING
------                                                  -----------                                                ------
10.43         Amended Demand Promissory Note dated June 11, 1999 executed by Bingham in favor of the                 (16)
              Operating Partnership
10.44         Security Agreement dated December 13, 1999 between the Operating Partnership and Bingham               (17)
10.45         Second Amendment to Loan Agreement dated December 13, 1999 between Bingham and the Operating           (18)
              Partnership
10.46         Second Amended Demand Promissory Note dated December 13, 1999 executed by Bingham in favor             (17)
              of the Operating Partnership
10.47         Membership Pledge Agreement dated December 13, 1999 between Bingham and the Operating                  (18)
              Partnership
10.48         Amended and Restated Security Agreement dated December 13, 1999 between Bingham and the                (18)
              Operating Partnership
10.49         Stock Pledge Agreement dated December 13, 1999 between Bingham and the Operating Partnership           (18)
10.50         Supplemental Agreement Regarding Assignment of Notes, Loan Agreements and Security                     (18)
              Agreements as Collateral Security dated December 13, 1999 between Bingham and the Operating
              Partnership
10.51         Supplemental Agreement Regarding Assignment of Note, Loan Agreement and Security Agreement             (19)
              as Collateral Security dated December 13, 1999 between Bingham and the Operating Partnership
10.52         Supplemental Agreement Regarding Assignment of Note and Security Agreement as Collateral               (18)
              Security dated March 16, 2000 between Bingham and the Operating Partnership
10.53         Stock Pledge Agreement dated October 20, 2000 between Bingham and the Operating Partnership            (18)
10.54         Amendment to Amended and Restated Security Agreement dated October 20, 2000 between Bingham            (18)
              and the Operating Partnership
10.55         Supplemental Agreement Regarding Assignment of Notes, Loan Agreements and Security Agreements          (19)
              as Collateral Security dated December 13, 1999 between Bingham and the Operating Partnership.
12.1          Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed              (19)
              Charges and Preferred Dividends
21            List of Subsidiaries of Sun Communities Operating Limited Partnership                                  (19)
23            Consent of PricewaterhouseCoopers LLP, independent accountants                                         (19)

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

    (10) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated April 24, 1998.

    (11) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

    (12)     Incorporated by reference to Sun Communities, Inc.'s Proxy
             Statement, dated April 20, 1999

    (13) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 14, 1999.

    (14)     Incorporated  by reference to Bingham Financial Services
             Corporation's Registration Statement on Form S-1, No.
             333-34453.

    (15)     Incorporated by reference to Bingham Financial Services
             Corporation's Annual Report on Form 10-K for the year ended
             September 30, 1998, No. 0-23381.

    (16)     Incorporated by reference to Bingham Financial Services
             Corporation's Annual Report on Form 10-K for the year ended
             September 30, 1999, No. 0-23381.

    (17)     Incorporated by reference to Bingham Financial Services
             Corporation's Quarterly Report on Form 10-Q for the quarter ended
             June 30, 2000, No. 0-23381.

    (18)     Incorporated by reference to Sun Communities, Inc.'s
             Registration Statement on Form S-3, Amendment  No. 1, No.
             333-54718.

    (19)     Filed herewith.

    #        Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.