Form 10-Q
period 2001-03-31
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 2001-05-14
CIK 917224

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR


[ ] Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       COMMISSION FILE NUMBER 333-2522-01


                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in its Charter)


                Michigan                                           38-3144240
        (State of Incorporation)                      (I.R.S. Employer Identification No.)


          31700 Middlebelt Road
                Suite 145                                               48334
       Farmington Hills, Michigan                                    (Zip Code)
(Address of Principal Executive Offices)


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

                                     -------


                                                                                                         PAGES
                                                                                                         -----
PART I
------

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of March 31, 2001 and
                       December 31, 2000                                                                      3

              Consolidated Statements of Income for the Three Months
                       Ended March 31, 2001 and 2000                                                          4

              Consolidated Statements of Cash Flows for the Three Months
                       Ended March 31, 2001 and 2000                                                          5

              Notes to Consolidated Financial Statements                                                   6-10


Item 2.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                11-14



PART II
-------

Item 2.       Changes in Securities and Use of Proceeds                                                      15

Item 6.(a)    Exhibits required by Item 601 of Regulation S-K                                                15

Item 6.(b)    Reports on Form 8-K                                                                            15

              Signatures                                                                                     16

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                 (IN THOUSANDS)

                                     -------


                            ASSETS                                        2001              2000
                                                                        ---------        ---------

Investment in rental property, net                                      $ 751,936        $ 751,820
Cash and cash equivalents                                                  18,465           18,466
Notes and other receivables                                               138,209          158,949
Investment in and advances to affiliate                                     8,802            7,930
Other assets                                                               31,108           32,063
                                                                        ---------        ---------

                  Total assets                                          $ 948,520        $ 969,228
                                                                        =========        =========

                LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Line of credit                                                       $      --        $  12,000
   Debt                                                                   442,384          452,508
   Accounts payable and accrued expenses                                   20,245           16,304
   Deposits and other liabilities                                          10,070            8,839
                                                                        ---------        ---------

                  Total liabilities                                       472,699          489,651
                                                                        ---------        ---------

Series B Cumulative Preferred Operating Partnership
   Units ("Series B Units"), mandatory redeemable,
   36 issued and outstanding                                                3,564            3,564
Preferred Operating Partnership Units ("POP Units"),
   convertible, redeemable, 1,326 issued and outstanding                   35,783           35,783

Partners' Capital:
   Series A Perpetual Preferred Operating Partnership Units
         ("Series A Units"), unlimited authorized,
         2,000 issued and outstanding                                      50,000           50,000
   Operating Partnership Units ("OP Units"), unlimited
         authorized; 20,053 and 20,194 issued and
         outstanding for 2001 and 2000, respectively
            General partner                                               339,145          343,380
            Limited partners                                               51,854           51,596
   Unearned compensation                                                   (4,525)          (4,746)
                                                                        ---------        ---------

                  Total partners' capital                                 436,474          440,230
                                                                        ---------        ---------

                  Total liabilities and partners' capital               $ 948,520        $ 969,228
                                                                        =========        =========


        The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                     -------


                                                                 2001           2000
                                                               -------        -------

Revenues:
        Income from property                                   $34,625        $33,129
        Other income                                             4,466          2,751
                                                               -------        -------

                Total revenues                                  39,091         35,880
                                                               -------        -------
Expenses:
        Property operating and maintenance                       7,411          7,172
        Real estate taxes                                        2,256          2,247
        Property management                                        784            740
        General and administrative                               1,142          1,051
        Depreciation and amortization                            7,854          7,546
        Interest                                                 8,380          6,694
                                                               -------        -------

                Total expenses                                  27,827         25,450
                                                               -------        -------

Income before other, net and distribution
        to Preferred OP Units                                   11,264         10,430
Other, net gain from property dispositions                       3,517             --
                                                               -------        -------
Income before distribution to Preferred OP Units                14,781         10,430

Less distribution to Preferred OP Units                          1,976          1,915
                                                               -------        -------

Earnings attributable to OP Units                              $12,805        $ 8,515
                                                               =======        =======

Earnings attributed to:
        General Partner                                        $11,104        $ 7,357
        Limited Partners                                         1,701          1,158
                                                               -------        -------
                                                               $12,805        $ 8,515
                                                               =======        =======

Earnings per OP Unit:
        Basic                                                  $  0.64        $  0.43
                                                               =======        =======
        Diluted                                                $  0.64        $  0.42
                                                               =======        =======

Weighted average OP Units outstanding:
        Basic                                                   20,025         20,006
                                                               =======        =======
        Diluted                                                 20,134         20,065
                                                               =======        =======


        The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                 (IN THOUSANDS)

                                     -------


                                                                                  2001             2000
                                                                                --------         --------
Cash flows from operating activities:
    Earnings attributable to OP Units                                           $ 12,805         $  8,515
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Net gain from property dispositions                                        (3,517)              --
       Depreciation and amortization                                               7,854            7,546
       Amortization of deferred financing costs                                      273              201
    Increase in other assets                                                        (197)          (1,843)
    Increase in accounts payable and other liabilities                             5,172            2,925
                                                                                --------         --------

               Net cash provided by operating activities                          22,390           17,344
                                                                                --------         --------

Cash flows from investing activities:
    Investment in rental properties                                              (19,632)          (8,090)
    Proceeds related to property dispositions                                     16,212               --
    Investment in and advances to affiliate                                         (872)         (18,541)
    Repayments (investments in) notes receivable, net                             20,825           (1,468)
                                                                                --------         --------

               Net cash provided by (used in) investing activities                16,533          (28,099)
                                                                                --------         --------

Cash flows from financing activities:
    Borrowings (repayments) on line of credit, net                               (12,000)          23,000
    Repayments on notes payable and other debt                                   (10,124)            (710)
    Capital contribution (withdrawal)                                             (6,086)              33
    Distributions                                                                (10,714)         (10,270)
    Payments for deferred financing costs                                             --              (79)
                                                                                --------         --------

               Net cash provided by (used in) financing activities               (38,924)          11,974
                                                                                --------         --------

Net increase (decrease) in cash and cash equivalents                                  (1)           1,219

Cash and cash equivalents, beginning of period                                    18,466           11,330
                                                                                --------         --------

Cash and cash equivalents, end of period                                        $ 18,465         $ 12,549
                                                                                ========         ========

Supplemental information:
    Debt assumed for rental properties                                          $     --         $  1,700
    Cancellation of OP Units previously
       issued as unearned compensation                                          $     48         $     --


         The accompanying notes are an integral part of the consolidated financial statements

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


1.   BASIS OF PRESENTATION:

     These unaudited condensed consolidated financial statements of Sun Communities Operating Limited Partnership (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 2000. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period financial statements to conform with current period presentation.

     The Company owns 100 percent of the preferred stock of an affiliate, Sun Home Services, Inc.("Sun Homes"), is entitled to 95 percent of the operating cash flow of Sun Homes, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by two officers of the Company and the estate of a former officer of the Company who are entitled to receive five percent of the operating cash flow.

     Sun Communities, Inc. ("Sun"), a self-administered and self-managed REIT with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. The balance sheet of Sun as of March 31, 2001 is identical to the accompanying Company balance sheet, except as follows:

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

1.   BASIS OF PRESENTATION: CONTINUED

                                               As Presented
                                                  Herein                         Sun Communities, Inc.
                                              March 31, 2001      Adjustments       March 31, 2001
                                              --------------      -----------       --------------
                                                                 (in thousands)

Notes and other receivables ............        $  138,209         $   (2,600)        $  135,609
                                                ==========         ==========         ==========

Total assets ...........................        $  948,520         $   (2,600)        $  945,920
                                                ==========         ==========         ==========

Minority interests .....................                           $  141,201         $  141,201
                                                                                      ==========
Series B Units .........................        $    3,564             (3,564)
POP Units ..............................            35,783            (35,783)

Series A Units .........................            50,000            (50,000)
General partner ........................           339,145           (339,145)
Limited partners .......................            51,854            (51,854)

Common stock ...........................                                  176         $      176
Additional paid-in capital .............                              393,799            393,799
Distributions in excess of
    accumulated earnings ...............                              (39,874)           (39,874)
Officers' notes ........................                              (11,172)           (11,172)
Unearned compensation ..................            (4,525)                --             (4,525)
Treasury Stock .........................                --             (6,384)            (6,384)
                                                ----------         ----------         ----------
    Partners' capital/Stockholders'
        equity .........................        $  436,474         $   (2,600)        $  332,020
                                                ==========         ==========         ==========
Total liabilities and partners'
    capital/Stockholders' equity .......        $  948,520         $   (2,600)        $  945,920
                                                ==========         ==========         ==========

2.   RENTAL PROPERTY:

     The following summarizes rental property (in thousands):

                                            March 31,        December 31,
                                              2001               2000
                                           -----------       ------------
Land                                        $  75,871         $  76,120
Land improvements and buildings               741,464           739,858
Furniture, fixtures, equipment                 17,504            17,498
Land held for future development               14,090            12,042
Property under development                     22,222            21,859
                                            ---------         ---------
                                              871,151           867,377
Accumulated depreciation                     (119,215)         (115,557)
                                            ---------         ---------

Rental property, net                        $ 751,936         $ 751,820
                                            =========         =========

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


3.   NOTES RECEIVABLE:

     Notes receivable consisted of the following (in thousands):


                                                                                   March 31,       December 31,
                                                                                     2001              2000
                                                                                  -----------     --------------

Mortgage notes receivable with minimum monthly interest payments at
      LIBOR based floating rates of approximately LIBOR + 3.0%,
      maturing at various dates from September 2001 through June 2012,
      collateralized by manufactured home communities                              $  65,461        $  60,491

Note receivable, subordinated, collateralized by all assets of the borrower, bears interest at LIBOR + 2.35%
      and payable on demand                                                           25,966           35,849

Note receivable, subordinated, bears interest at 9.75%
      and matures September 2005                                                       4,000            4,000

Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of 11% and 20
      years, respectively                                                             15,841           32,426

Other receivables                                                                     24,341           23,583

10 year note receivable from an officer of the general partner bearing interest at LIBOR + 1.75%, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by
      80,000 shares of Sun's common stock with personal liability
      up to $1.3 million                                                               2,600            2,600
                                                                                   ---------        ---------

                                                                                   $ 138,209        $ 158,949
                                                                                   =========        =========

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

4.   DEBT:

     The following table sets forth certain information regarding debt (in thousands):

                                                                March 31,      December 31,
                                                                  2001             2000
                                                               -----------    --------------
Collateralized term loan, interest at 7.01%,
       due September 9, 2007                                    $  43,253        $  43,393
Senior notes, interest at 8.20%, due August 15, 2008              100,000          100,000
Senior notes, interest at 7.375%, due May 1, 2001                  65,000           65,000
Senior notes, interest at 7.625%, due May 1, 2003                  85,000           85,000
Senior notes, interest at 6.97%, due December 3, 2007              35,000           35,000
Callable/redeemable notes, interest at 6.77%,
       due May 14, 2015, callable/redeemable
       May 16, 2005                                                65,000           65,000
Capitalized lease obligations, interest at 6.1%
       due December 2003                                           26,475           36,009
Mortgage notes, other                                              22,656           23,106
                                                                ---------        ---------

                                                                $ 442,384        $ 452,508
                                                                =========        =========


     The Company's entire $125 million line of credit was available to borrow at March 31, 2001. Borrowings under the line of credit bear interest at the rate of LIBOR plus 1.0% and mature January 1, 2003. The Company retired the $65 million of senior notes maturing May 1, 2001 by drawing from its line of credit.

5.   OTHER INCOME:


     The components of other income are as follows for the periods ended March 31, 2001 and 2000 (in thousands):

                                              2001            2000
                                            --------        --------
Interest income                             $  3,453        $  2,071
Income (loss) from affiliate                     165             (81)
Other income                                     848             761
                                            --------        --------

                                            $  4,466        $  2,751
                                            ========        ========

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

6.   EARNINGS PER OP UNIT (IN THOUSANDS):

                                                                 For the Three Months
                                                                    Ended March 31,
                                                                  2001           2000
                                                                 -------        -------

Earnings used for basic and diluted earnings per
   OP unit computation                                           $11,104        $ 7,357
                                                                 =======        =======

Total units used for basic earnings per OP unit                   20,025         20,006
Dilutive securities, principally Sun's stock options                 109             59
                                                                 -------        -------
Total shares used for diluted earnings per OP unit
   computation                                                    20,134         20,065
                                                                 =======        =======


     Diluted earnings per OP unit reflect the potential dilution that would occur if securities were exercised or converted into OP units. Convertible Preferred OP Units are excluded from the computations as their inclusion would have an anti-dilutive effect on earnings per share in 2001 and 2000.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2001 and 2000

For the three months ended March 31, 2001, income before other, net and distribution to Preferred OP Units increased by 8.0 percent from $10.4 million to $11.2 million, when compared to the three months ended March 31, 2000. The increase was due to increased revenues of $3.2 million while expenses increased by $2.4 million.

Income from property increased by $1.5 million from $33.1 million to $34.6 million, or 4.5 percent, due to rent increases and other community revenues ($1.8 million), and acquisitions ($0.8 million), offset by a revenue reduction of $1.1 million due to property dispositions.

Other income increased by $1.7 million from $2.8 million to $4.5 million due primarily to a $1.4 million increase in interest income.

Property operating and maintenance expenses increased by $0.2 million from $7.2 million to $7.4 million, or 3.3 percent, due to acquisitions ($0.1 million) and other community expenses, net.

Real estate taxes remained constant at $2.2 million for both periods.

Property management expenses remained constant at approximately $0.8 million for both periods representing 2.3 percent and 2.2 percent of income from property in 2001 and 2000, respectively.

General and administrative expenses increased by $0.1 million from $1.0 million to $1.1 million, representing 2.9 percent of total revenues in 2001 and 2000.

Earnings before interest, taxes, depreciation and amortization ("EBITDA" an alternative financial performance measure that may not be comparable to similarly titled measures reported by other companies, defined as total revenues less property operating and maintenance, real estate taxes, property management, and general and administrative expenses) increased by $2.8 million from $24.7 million to $27.5 million. EBITDA as a percent of revenues increased to 70.3 percent in 2001 compared to 68.8 percent in 2000.

Depreciation and amortization increased by $0.3 million from $7.5 million to $7.8 million, or 4.1 percent, due primarily to the net additional investments in rental properties.

Interest expense increased by $1.7 million from $6.7 million to $8.4 million due primarily to financing additional investment in rental properties and notes receivable.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     -------

SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the three months ended March 31, 2001 and 2000. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2000 and March 31, 2001. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for managed but not owned communities, recreational vehicle communities, new development and acquisition communities.


                                                           SAME PROPERTY                   TOTAL PORTFOLIO
                                                     -------------------------         ------------------------
                                                       2001             2000             2001            2000
                                                     --------         --------         --------        --------

Income from property                                 $ 25,909         $ 24,572         $ 34,625        $ 33,129
                                                     --------         --------         --------        --------
Property operating expenses:
        Property operating and maintenance              4,574            4,452            7,411           7,172
        Real estate taxes                               1,951            1,860            2,256           2,247
                                                     --------         --------         --------        --------
        Property operating expenses                     6,525            6,312            9,667           9,419
                                                     --------         --------         --------        --------

Property EBITDA                                      $ 19,384         $ 18,260         $ 24,958        $ 23,710
                                                     ========         ========         ========        ========

Number of operating properties                             90               90              109             109
Developed sites                                        30,209           29,976           38,028          38,313
Occupied sites                                         28,724           28,563           35,338          35,636
Occupancy %                                              95.1%            95.3%            95.0%(1)        95.1%(1)
Weighted average monthly rent per site               $    296         $    283         $    294(1)     $    282(1)
Sites available for development                         1,913            2,163            4,476           5,938
Sites planned for development in current year             185              438              593           1,351

(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property EBITDA increased by $1.1 million from $18.3 million to $19.4 million, or 6.2 percent. Property revenues increased by $1.3 million from $24.6 million to $25.9 million, or 5.4 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 161 leased sites at March 31, 2001 compared to March 31, 2000.

Property operating expenses increased by $0.2 million from $6.3 million to $6.5 million or 3.4 percent, due to increased occupancies and costs.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     -------

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents remained approximately $18.5 million at March 31, 2001 and December 31, 2000 because cash provided by operating and investing activities approximated cash used in financing activities.

Net cash provided by operating activities increased by $5.0 million to $22.4 million for the three months ended March 31, 2001 compared to $17.3 million for the same period in 2000. This increase was primarily due to accounts payable and other liabilities increasing by $2.2 million, other assets decreasing by $1.7 million and a $1.1 million increase in earnings attributable to OP Units before depreciation and amortization and net gain from property dispositions.

Net cash provided by investing activities was $16.5 million for the three months ended March 31, 2001 compared to $28.1 million used in investing activities during the same period in 2000. This change was primarily due to a $22.3 million increase in notes receivable, net proceeds related to property dispositions of $16.2 million and $17.7 million related to investments in and advances to affiliate offset by a $11.6 million increase in rental property acquisition activities.

Net cash used in financing activities was $38.9 million for the three months ended March 31, 2001 compared to $12.0 million provided by financing activities during the same period in 2000. This change was primarily because of a $35.0 million reduction in borrowings on the line of credit, $9.3 million repayments on notes payable and other debt, net of financing costs, capital withdrawals of $6.1 million and distributions increasing by 0.5 million.

The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of debt securities or partnership interests. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term. The Company may also meet these short-term and long-term requirements by utilizing its $125 million line of credit which bears interest at LIBOR plus 1.0% and is due January 1, 2003. The Company retired $65 million of senior notes maturing May 1, 2001 by drawing from its line of credit.

At March 31, 2001, the Company's debt to total market capitalization approximated 36.1% (assuming conversion of all Common and Preferred OP Units to shares of common stock). The debt has a weighted average maturity of approximately 5.9 years and a weighted average interest rate of 7.4%.

Recurring capital expenditures approximated $0.9 million and $1.0 million for the three months ended March 31, 2001 and 2000, respectively.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     -------


OTHER

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see the section entitled "Factors That May Affect Future Results" of the Company's Annual Report on Form 10-K for the year ended December 31,2000 filed with the Securities and Exchange Commission for a list of uncertainties and factors.

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

Recent Accounting Pronouncements

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS 133 as amended by SFAS 137 and 138 effective January 1, 2001. There was no effect from the application of SFAS 133 on the earnings and financial position of the Company as the Company had no derivative instruments at March 31, 2001 and December 31, 2000.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP


PART II

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2001, the Company issued an aggregate of 64,186 Common OP Units to the General Partner as a result of the issuance by the General Partner of 64,186 shares of Common Stock to partners of the Operating Partnership, all of whom were accredited investors as defined in Rule 501 of Regulation D, in exchange for Common OP Units in the Operating Partnership. The Company also issued 959 Common OP Units to the General Partner for a capital contribution to the Company equal to the proceeds received by the General Partner from the issuance of 959 shares of Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Plan.

All of the Common OP Units issued to the General Partner were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. The General Partner is an accredited investor as defined in Rule 501 of Regulation D.


ITEM 6.(a) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

None

ITEM 6.(b) - REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the period covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2001



             SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
             BY: Sun Communities, Inc., General Partner

             BY: /s/   Jeffrey P. Jorissen
                 ---------------------------------------------------------------
                       Jeffrey P. Jorissen, Chief Financial Officer
                       and Secretary
                       (Duly authorized officer and principal financial officer)