Form 10-Q
period 2001-06-30
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 2001-08-14
CIK 917224

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X| Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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


                                                                           PAGES
                                                                           -----

PART I

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of June 30, 2001 and
                     December 31, 2000                                        3

            Consolidated Statements of Income for the Periods
                     Ended June 30, 2001 and 2000                             4

            Consolidated Statements of Cash Flows for the Six Months
                     Ended June 30, 2001 and 2000                             5

            Notes to Consolidated Financial Statements                     6-10


Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  11-15



PART II

Item 2.     Changes in Securities and Use of Proceeds                        16

Item 6.(a)  Exhibits required by Item 601 of Regulation S-K                  16

Item 6.(b)  Reports on Form 8-K                                              16

            Signatures                                                       17

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                 (IN THOUSANDS)



                                    ASSETS                                     2001                   2000
                                                                            ---------              ---------
Investment in rental property, net                                          $ 783,735              $ 751,820
Cash and cash equivalents                                                       7,665                 18,466
Notes and other receivables                                                   139,488                158,949
Investment in and advances to affiliates                                       11,230                  7,930
Other assets                                                                   28,556                 32,063
                                                                            ---------              ---------

                  Total assets                                              $ 970,674              $ 969,228
                                                                            =========              =========

     LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Line of credit                                                           $  73,000              $  12,000
   Debt                                                                       389,494                452,508
   Accounts payable and accrued expenses                                       19,195                 16,304
   Deposits and other liabilities                                               9,699                  8,839
                                                                            ---------              ---------

                  Total liabilities                                           491,388                489,651
                                                                            ---------              ---------

Series B Cumulative Preferred Operating Partnership
   Units ("Series B Units"), mandatory redeemable,
   82 and 36 issued and outstanding for 2001 and 2000 respectively              8,175                  3,564
Preferred Operating Partnership Units ("POP Units"),
   convertible, redeemable, 1,326 issued and outstanding                       35,783                 35,783

Partners' Capital:
   Series A Perpetual Preferred Operating Partnership Units
      ("Series A Units"), unlimited authorized,
      2,000 issued and outstanding                                             50,000                 50,000
   Operating Partnership Units ("OP Units"), unlimited
      authorized; 20,145 and 20,194 issued and
      outstanding for 2001 and 2000, respectively
         General partner                                                      341,200                343,380
         Limited partners                                                      51,678                 51,596
   Unearned compensation                                                       (7,550)                (4,746)
                                                                            ---------              ---------

                  Total partners' capital                                     435,328                440,230
                                                                            ---------              ---------

                  Total liabilities and partners' capital                   $ 970,674              $ 969,228
                                                                            =========              =========

The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE PERIODS ENDED JUNE 30, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



                                                               FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,                  ENDED JUNE 30,
                                                                 2001         2000             2000             2001
                                                            -----------    ----------     -----------      -----------
Revenues:
        Income from property                                $    34,616    $   32,947     $    69,241      $    66,076
        Other income                                              3,532         3,117           7,998            6,021
                                                            -----------    ----------     -----------      -----------

                Total revenues                                   38,148        36,064          77,239           72,097
                                                            -----------    ----------     -----------      -----------
Expenses:
        Property operating and maintenance                        6,975         6,703          14,386           13,875
        Real estate taxes                                         2,334         2,271           4,590            4,518
        Property management                                         652           709           1,436            1,449
        General and administrative                                1,200         1,001           2,342            2,052
        Depreciation and amortization                             8,216         7,678          16,070           15,224
        Interest                                                  7,886         7,306          16,266           14,153
                                                            -----------    ----------     -----------      -----------

                Total expenses                                   27,263        25,668          55,090           51,271
                                                            -----------    ----------     -----------      -----------

Income before gain from property
  dispositions, net and distribution
  to Preferred OP Units                                          10,885        10,396          22,149           20,826
Gain from property dispositions, net                                758            --           4,275               --
                                                            -----------    ----------     -----------      -----------
Income before distribution to Preferred OP Units                 11,643        10,396          26,424           20,826

Less distribution to Preferred OP Units                           2,041         1,956           4,017            3,871
                                                            -----------    ----------     -----------      -----------

Earnings attributable to OP Units                           $     9,602    $    8,440     $    22,407      $    16,955
                                                            ===========    ==========     ===========      ===========

Earnings attributed to:
        General Partner                                     $     8,320    $    7,305     $     2,983      $     2,293
        Limited Partners                                          1,282         1,135          19,424           14,662
                                                            -----------    ----------     -----------      -----------
                                                            $     9,602    $    8,440     $    22,407      $    16,955
                                                            ===========    ==========     ===========      ===========

Earnings per OP Unit:
        Basic                                               $      0.48    $     0.42     $      1.12      $      0.85
                                                            ===========    ==========     ===========      ===========
        Diluted                                             $      0.48    $     0.42     $      1.11      $      0.84
                                                            ===========    ==========     ===========      ===========

Weighted average OP Units outstanding:
        Basic                                                    19,856        19,999          19,940           20,003
                                                            ===========    ==========     ===========      ===========
        Diluted                                                  20,028        20,122          20,089           20,094
                                                            ===========    ==========     ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)



                                                                                    2001               2000
                                                                               -------------       ------------
Cash flows from operating activities:
    Earnings attributable to OP Units                                          $      22,407       $     16,955
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Gain from property dispositions, net                                           (4,275)                --
       Depreciation and amortization                                                  16,070             15,224
       Amortization of deferred financing costs                                          524                317
    (Increase) decrease in other assets                                                  857             (3,140)
    Increase (decrease) in accounts payable and other liabilities                      3,751               (207)
                                                                               -------------       ------------

               Net cash provided by operating activities                              39,334             29,149
                                                                               -------------       ------------
Cash flows from investing activities:
    Investment in rental properties                                                  (41,376)           (35,565)
    Proceeds related to property dispositions                                         17,331                 --
    Investment in and advances to affiliates                                          (3,300)           (18,592)
    Repayments of (investments in) notes receivable, net                              19,582             (2,311)
                                                                               -------------       ------------

               Net cash used in investing activities                                  (7,763)           (56,468)
                                                                               -------------       ------------
Cash flows from financing activities:
    Borrowings on line of credit, net                                                 61,000             45,000
    Repayments on notes payable and other debt                                       (75,514)            (1,063)
    Capital withdrawals                                                               (6,066)              (267)
    Distributions                                                                    (21,792)           (20,975)
                                                                               -------------       ------------

               Net cash provided by (used in) financing activities                   (42,372)            22,695
                                                                               -------------       ------------
Net decrease in cash and cash equivalents                                            (10,801)            (4,624)

Cash and cash equivalents, beginning of period                                        18,466             11,330
                                                                               -------------       ------------

Cash and cash equivalents, end of period                                       $       7,665       $      6,706
                                                                               =============       ============
Supplemental information:
    Preferred OP Units issued for rental properties                            $       4,612       $      3,564
    Debt assumed for rental properties                                         $      12,500       $         --
    Restricted common stock issued as unearned
       compensation by the general partner, net of cancellations               $       3,233                 --
    Conversion of partnership interest to notes receivable                                --       $     11,011

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

     Sun Communities, Inc. ("Sun"), a self-administered and self-managed REIT with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. The balance sheet of Sun as of June 30, 2001 is identical to the accompanying Company balance sheet, except as follows:

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION: CONTINUED


                                                        As Presented
                                                           Herein                               Sun Communities, Inc.
                                                       June 30, 2001           Adjustments          June 30, 2001
                                                      ---------------        --------------         -------------
                                                                              (in thousands)
     Notes and other receivables................      $       139,488        $       (2,600)        $     136,888
                                                      ===============        ==============         =============

     Total assets...............................      $       970,674        $       (2,600)        $     968,074
                                                      ===============        ==============         =============

     Minority interests.........................                             $      145,636         $     145,636
                                                                                                    =============
     Series B Units.............................      $         8,175                (8,175)
     POP Units..................................               35,783               (35,783)

     Series A Units.............................               50,000               (50,000)
     General partner............................              341,200              (341,200)
     Limited partners...........................               51,678               (51,678)

     Common stock...............................                                        177         $         177
     Additional paid-in capital.................                                    397,116               397,116
     Distributions in excess of.................
        accumulated earnings....................                                    (41,173)              (41,173)
     Officers' notes............................                                    (11,136)              (11,136)
     Unearned compensation......................               (7,550)                   --                (7,550)
     Treasury Stock.............................                   --                (6,384)               (6,384)
                                                      ---------------        --------------         -------------
        Partners' capital/Stockholders'.........
           equity...............................      $       435,328        $       (2,600)        $     331,050
                                                      ===============        ==============         =============
     Total liabilities and partners'
        capital/Stockholders' equity............      $       970,674        $       (2,600)        $     968,074
                                                      ===============        ==============         =============


2.   RENTAL PROPERTY:

     The following summarizes rental property (in thousands):


                                                                    June 30,          December 31,
                                                                      2001                2000
                                                                 -------------      -------------
              Land                                               $      78,381      $      76,120
              Land improvements and buildings                          767,426            739,858
              Furniture, fixtures, equipment                            18,587             17,498
              Land held for future development                          16,174             12,042
              Property under development                                29,094             21,859
                                                                 -------------      -------------
                                                                       909,662            867,377
              Accumulated depreciation                                (125,927)          (115,557)
                                                                 -------------      -------------

              Rental property, net                               $     783,735      $     751,820
                                                                 =============      =============

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   RENTAL PROPERTY:  CONTINUED:
     In April 2001, in conjunction with a property acquisition, the Company issued 46,117 Series B-1 Preferred OP Units at a $100 mandatory redemption price with interest rates ranging from 6.85 percent to 9.19 percent and a maturity of April 16, 2012. The Series B-1 Preferred OP Units are subject to earlier redemption subsequent to April 15, 2006 or upon specified events.

3.   NOTES RECEIVABLE:

     Notes receivable consisted of the following (in thousands):


                                                                                       June 30,      December 31,
                                                                                         2001            2000
                                                                                      ----------     -----------
         Mortgage notes receivable with minimum monthly
           interest payments at LIBOR based floating rates
           of approximately LIBOR + 3.0%, maturing at various
           dates from September 2001 through June 2012,
           collateralized by manufactured home communities.                           $   57,762     $   60,491


         Note receivable, subordinated, collateralized by all assets of the borrower, bears interest at the higher of LIBOR +
           2.30% or 8% and payable on demand.                                             32,083         35,849

         Note receivable, subordinated, bears interest at 9.75%
           and matures September 2005.                                                     4,000          4,000

         Installment loans on manufactured homes with interest
             payable monthly at a weighted average interest rate
             and maturity of 8.6% and 18 years, respectively.                             14,757         32,426

         Other receivables                                                                28,286         23,583

         10 year note receivable from an officer of the general partner bearing interest at LIBOR + 1.75%, with a minimum
            and maximum interest rate of 6% and 9%, respectively,
            collateralized by 80,000 shares of Sun's common
            stock with personal liability up to $1.3 million                               2,600          2,600
                                                                                      ----------     ----------

                                                                                      $  139,488     $  158,949
                                                                                      ==========     ==========

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   DEBT:

     The following table sets forth certain information regarding debt (in thousands):


                                                                                 June 30,         December 31,
                                                                                   2001               2000
                                                                              -------------      -------------
           Collateralized term loan, interest at 7.01%,
               due September 9, 2007                                          $      43,112      $      43,393
           Senior notes, interest at 8.20%, due August 15, 2008                     100,000            100,000
           Senior notes, interest at 7.375%, due May 1, 2001                             --             65,000
           Senior notes, interest at 7.625%, due May 1, 2003                         85,000             85,000
           Senior notes, interest at 6.97%, due December 3, 2007                     35,000             35,000
           Callable/redeemable notes, interest at 6.77%,
               due May 14, 2015, callable/redeemable
               May 16, 2005                                                          65,000             65,000
           Capitalized lease obligations, interest at 6.1%
               due through December 2003                                             26,333             36,009
           Mortgage notes, other                                                     35,049             23,106
                                                                              -------------      -------------

                                                                              $     389,494      $     452,508
                                                                              =============      =============


     The Company had $52 million of its $125 million line of credit available to borrow at June 30, 2001. Borrowings under the line of credit bear interest at the rate of LIBOR plus 1.0% and mature January 1, 2003.

5.   OTHER INCOME:

     The components of other income are as follows for the periods ended June 30, 2001 and 2000 (in thousands):


                                                              For the Three Months       For the Six Months
                                                                 Ended June 30,            Ended June 30,
                                                                2001        2000         2001        2000
                                                              --------    --------     --------    --------
                 Interest income                              $  2,668    $  2,174     $  6,121    $  4,398
                 Income (loss) from affiliate                      (27)        172          138          91
                 Other income                                      891         771        1,739       1,532
                                                              --------    --------     --------    --------

                                                              $  3,532    $  3,117     $  7,998    $  6,021
                                                              ========    ========     ========    ========

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   EARNINGS PER OP UNIT (IN THOUSANDS):


                                                                       For the Three Months           For the Six Months
                                                                          Ended June 30,                Ended June 30,
                                                                        2001           2000           2001          2000
                                                                     ----------     ----------     ----------    ----------
     Earnings used for basic and diluted earnings per
        OP unit computation                                          $    9,602     $    8,440     $   22,407    $   16,955
                                                                     ==========     ==========     ==========    ==========

     Total units used for basic earnings per OP unit                     19,856         19,999         19,940        20,003
     Dilutive securities, principally Sun's stock options                   172            123            149            91
                                                                     ----------     ----------     ----------    ----------
     Total shares used for diluted earnings per OP unit
        computation                                                      20,028         20,122         20,089        20,094
                                                                     ==========     ==========     ==========    ==========

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

RESULTS OF OPERATIONS
Comparison of the six months ended June 30, 2001 and 2000

For the six months ended June 30, 2001, income before gain from property dispositions, net and distribution to Preferred OP Units increased by 6.4 percent from $20.8 million to $22.1 million, when compared to the six months ended June 30, 2000. The increase was due to increased revenues of $5.1 million while expenses increased by $3.8 million.

Income from property increased by $3.1 million from $66.1 million to $69.2 million, or 4.8 percent, due to rent increases and other community revenues ($3.2 million) and acquisitions ($2.1 million), offset by a revenue reduction of $2.2 million due to property dispositions.

Other income increased by $2.0 million from $6.0 million to $8.0 million due primarily to an increase in interest income.

Property operating and maintenance expenses increased by $0.5 million from $13.9 million to $14.4 million, or 3.7 percent, representing general cost increases ($0.8 million) and acquisitions ($0.3 million) offset by an expense reduction of $0.6 million due to property dispositions.

Real estate taxes increased by $0.1 million from $4.5 million to $4.6 million.

Property management expenses remained constant at approximately $1.4 million for both periods representing 2.1 percent and 2.2 percent of income from property in 2001 and 2000, respectively.

General and administrative expenses increased by $0.3 million from $2.0 million to $2.3 million, representing 3.0 percent and 2.8 percent of total revenues in 2001 and 2000, respectively.

Earnings before interest, taxes, depreciation and amortization ("EBITDA", an alternative financial performance measure that may not be comparable to similarly titled measures reported by other companies, defined as total revenues less property operating and maintenance, real estate taxes, property management, and general and administrative expenses)) increased by $4.3 million from $50.2 million to $54.5 million. EBITDA as a percent of revenues increased to 70.5 percent in 2001 compared to 69.6 percent in 2000.

Depreciation and amortization increased by $0.8 million from $15.2 million to $16.1 million, or 5.6 percent, due primarily to the net additional investment in rental properties.

Interest expense increased by $2.1 million from $14.2 million to $16.3 million, or 14.9 percent, due primarily to financing additional investments in rental property.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, CONTINUED

Comparison of the three months ended June 30, 2001 and 2000

For the three months ended June 30, 2001, income before gain from property dispositions, net and distribution to Preferred OP Units increased by 4.7 percent from $10.4 million to $10.9 million, when compared to the three months ended June 30, 2000. The increase was due to increased revenues of $2.1 million while expenses increased by $1.6 million.

Income from property increased by $1.7 million from $32.9 million to $34.6 million, or 5.1 percent, due to rent increases and other community revenues ($1.5 million), and acquisitions ($1.3 million), offset by a revenue reduction of $1.1 million due to property dispositions.

Other income increased by $0.4 million from $3.1 million to $3.5 million due primarily to an increase in interest income.

Property operating and maintenance expenses increased by $0.3 million from $6.7 million to $7.0 million, or 4.1 percent, representing general cost increases ($0.4 million) and property acquisitions ($0.2 million), offset by an expense reduction of $0.2 million due to property dispositions.

Real estate taxes remained constant at $2.3 million for both periods.

Property management expenses remained constant at approximately $0.7 million for both periods representing 1.9 percent and 2.2 percent of income from property in 2001 and 2000, respectively.

General and administrative expenses increased by $0.2 million from $1.0 million to $1.2 million, representing 3.1 percent and 2.8 percent of total revenues in 2001 and 2000, respectively.

EBITDA increased by $1.6 million from $25.4 million to $27.0 million. EBITDA as a percent of revenues increased to 70.7 percent in 2001 compared to 70.4 percent in 2000.

Depreciation and amortization increased by $0.5 million from $7.7 million to $8.2 million, or 7.0 percent, due primarily to the net additional investment in rental properties.

Interest expense increased by $0.6 million from $7.3 million to $8.4 million, or
7.9 percent, due primarily to financing additional investments in rental properties.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the six months ended June 30, 2001 and 2000. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2000 and June 30, 2001. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for managed but not owned communities, recreational vehicle communities, new development and acquisition communities.



                                                                  SAME PROPERTY                     TOTAL PORTFOLIO
                                                            -------------------------        ----------------------------
                                                                2001           2000              2001             2000
                                                            -----------    ----------        -----------       ----------
Income from property                                        $    52,245    $   49,437        $    69,241       $   66,076
                                                            -----------    ----------        -----------       ----------
Property operating expenses:
        Property operating and maintenance                        8,993         8,726             14,386           13,875
        Real estate taxes                                         3,902         3,720              4,590            4,518
                                                            -----------    ----------        -----------       ----------
        Property operating expenses                              12,895        12,446             18,976           18,393
                                                            -----------    ----------        -----------       ----------

Property EBITDA                                             $    39,350    $   36,991        $    50,265       $   47,683
                                                            ===========    ==========        ===========       ==========

Number of operating properties                                       90            90                112              111
Developed sites                                                  30,196        29,981             39,010           38,641
Occupied sites                                                   28,677        28,641             36,087           36,631
Occupancy %                                                       95.0%         95.5%              94.5%(1)         95.4%(1)
Weighted average monthly rent per site                      $       298    $      285        $       296(1)    $      284(1)
Sites available for development                                   2,564         2,159              5,109            5,844
Sites planned for development in current year                       345           427                753            1,190

(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property EBITDA increased by $2.4 million from $37.0 million to $39.4 million, or 6.4 percent. Property revenues increased by $2.8 million from $49.4 million to $52.2 million, or 5.7 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through.

Property operating expenses increased by $0.4 million from $12.5 million to $12.9 million or 3.6 percent, due to increased occupancies and costs.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $10.8 million to $7.7 million at June 30, 2001 from $18.5 million at December 31, 2000 because cash used for financing and investing activities exceeded cash provided by operating activities.

Net cash provided by operating activities increased by $10.2 million to $39.3 million for the six months ended June 30, 2001 compared to $29.1 million for the same period in 2000. This increase was primarily due to accounts payable and other liabilities increasing by $4.0 million, other assets decreasing by $4.0 million and a $2.2 million increase in earnings attributable to OP Units before depreciation and amortization and gain from property dispositions, net.

Net cash used in investing activities decreased by $48.7 million to $7.8 million for the six months ended June 30, 2001 compared to $56.5 million for the same period in 2000. This decrease was primarily due to a $21.9 million decrease in investments in notes receivable, net, proceeds related to property dispositions of $17.3 million and $15.3 million related to investments in and advances to affiliates, offset by a $5.8 million increase in rental property acquisition activities.

Net cash used in financing activities was $42.4 million for the six months ended June 30, 2001 compared to $22.7 million provided by financing activities during the same period in 2000. This change was primarily because of $74.5 million in additional repayments on notes payable and other debt, capital withdrawals increasing by $5.8 million, distributions increasing by $0.8 million, offset by $16.0 million in additional line of credit borrowings.

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

At June 30, 2001, the Company's debt to total market capitalization approximated 36.1% (assuming conversion of all Common OP Units to shares of common stock and including Preferred OP Units). The debt has a weighted average maturity of approximately 5.9 years and a weighted average interest rate of 7.0%.

Recurring capital expenditures approximated $1.9 million and $2.0 million for the six months ended June 30, 2001 and 2000, respectively.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after June 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact these standards will have on its financial statements.

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS 133 as amended by SFAS 137 and 138 effective January 1, 2001. There was no effect from the application of SFAS 133 on the earnings and financial position of the Company as the Company had no derivative instruments at June 30, 2001 and December 31, 2000.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP


PART II

ITEM 2.  - CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2001, the Company issued an aggregate of 46,117 Series B-1 Preferred OP Units to one seller of real estate to the Company with an agreed upon value of $4.6 million. The Company also issued 1,018 Common OP Units to the General Partner for a capital contribution to the Company equal to the proceeds received by the General Partner from the issuance of 1,018 shares of Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Plan.

The above-referenced Series B-1 Preferred OP Units and Common OP Units were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. The recipients of such OP Units are accredited investors as defined in Rule 501 of Regulation D.

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

Dated: August 13, 2001



               SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
               BY: Sun Communities, Inc., General Partner

               BY: /s/ Jeffrey P. Jorissen
                   ---------------------------------------------------
                       Jeffrey P. Jorissen, Chief Financial Officer
                       and Secretary
                       (Duly authorized officer and principal financial officer)