Form 10-Q
period 2001-09-30
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 2001-11-14
CIK 917224

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X| Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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


                                                                                         PAGES
                                                                                         -----


PART I

Item 1.        Financial Statements:

               Consolidated Balance Sheets as of September 30, 2001 and
               December 31, 2000                                                            3

               Consolidated Statements of Income for the Three and Nine Months
               Ended September 30, 2001 and 2000                                            4

               Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2001 and 2000                                            5

               Notes to Consolidated Financial Statements                                6-10


Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                      11-16



PART II

Item 2.        Changes in Securities and Use of Proceeds                                   17

Item 6.(a)     Exhibits required by Item 601 of Regulation S-K                             17

Item 6.(b)     Reports on Form 8-K                                                         17

               Signatures                                                                  18

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                 (IN THOUSANDS)



                              ASSETS                                    2001               2000
                                                                    -------------      -------------
Investment in rental property, net                                    $ 788,762          $ 751,820
Cash and cash equivalents                                                 3,945             18,466
Notes and other receivables                                             150,200            158,949
Investment in and advances to affiliates                                 12,984              7,930
Other assets                                                             29,084             32,063
                                                                      ---------          ---------

                  Total assets                                        $ 984,975          $ 969,228
                                                                      =========          =========
     LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Line of credit                                                     $  89,000          $  12,000
   Debt                                                                 388,888            452,508
   Accounts payable and accrued expenses                                 20,693             16,304
   Deposits and other liabilities                                         8,300              8,839
                                                                      ---------          ---------

                  Total liabilities                                     506,881            489,651
                                                                      ---------          ---------

Series B Cumulative Preferred Operating Partnership
   Units ("Series B Units"), mandatory redeemable,
   82 and 36 issued and outstanding for 2001 and 2000,
   respectively                                                           8,175              3,564
Preferred Operating Partnership Units ("POP Units"),
   convertible, redeemable, 1,326 issued and outstanding                 35,783             35,783

 Partners' Capital:
   Series A Perpetual Preferred Operating Partnership Units
         ("Series A Units"), unlimited authorized,
         2,000 issued and outstanding                                    50,000             50,000
   Operating Partnership Units ("OP Units"), unlimited
         authorized; 20,158 and 20,194 issued and
         outstanding for 2001 and 2000, respectively
           General partner                                              339,968            343,380
           Limited partners                                              51,434             51,596
   Unearned compensation                                                 (7,266)            (4,746)
                                                                      ---------          ---------

              Total partners' capital                                   434,136            440,230
                                                                      ---------          ---------

              Total liabilities and partners' capital                 $ 984,975          $ 969,228
                                                                      =========          =========



The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                            FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,

                                                           2001             2000            2001             2000
                                                         ---------       ----------     -----------       ----------

Revenues:
        Income from property                             $ 34,486         $ 33,141         $103,727         $ 99,217
        Other income                                        3,823            3,872           11,821            9,893
                                                         --------         --------         --------         --------

                Total revenues                             38,309           37,013          115,548          109,110
                                                         --------         --------         --------         --------
Expenses:
        Property operating and maintenance                  7,610            7,504           21,996           21,379
        Real estate taxes                                   2,328            2,300            6,918            6,818
        Property management                                   640              732            2,076            2,181
        General and administrative                          1,178              928            3,520            2,980
        Depreciation and amortization                       8,172            7,846           24,242           23,070
        Interest                                            7,232            7,503           23,498           21,656
                                                         --------         --------         --------         --------

                Total expenses                             27,160           26,813           82,250           78,084
                                                         --------         --------         --------         --------

Income before gain from property
  dispositions, net and distribution
  to Preferred OP Units                                    11,149           10,200           33,298           31,026
Gain from property dispositions, net                           --            4,619            4,275            4,619
                                                         --------         --------         --------         --------
Income before distribution to Preferred OP Units           11,149           14,819           37,573           35,645

Less distribution to Preferred OP Units                     2,057            1,977            6,074            5,848
                                                         --------         --------         --------         --------

Earnings attributable to OP Units                        $  9,092         $ 12,842         $ 31,499         $ 29,797
                                                         ========         ========         ========         ========

Earnings attributed to:
        General Partner                                  $  7,877         $ 11,117         $ 27,301         $ 25,779
        Limited Partners                                    1,215            1,725            4,198            4,018
                                                         --------         --------         --------         --------
                                                         $  9,092         $ 12,842         $ 31,499         $ 29,797
                                                         ========         ========         ========         ========

Earnings per OP Unit:
        Basic                                            $   0.46         $   0.64         $   1.58         $   1.49
                                                         ========         ========         ========         ========
        Diluted                                          $   0.45         $   0.64         $   1.56         $   1.48
                                                         ========         ========         ========         ========

Weighted average OP Units outstanding:
        Basic                                              19,863           19,998           19,935           20,001
                                                         ========         ========         ========         ========
        Diluted                                            20,169           20,090           20,178           20,092
                                                         ========         ========         ========         ========





The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED SEPTEMBER 2001 AND 2000
                                 (IN THOUSANDS)


                                                                              2001                2000
                                                                          -------------       ------------

Cash flows from operating activities:
    Earnings attributable to OP Units                                      $  31,499          $  29,797
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Gain from property dispositions, net                                   (4,275)            (4,619)
       Depreciation and amortization                                          24,242             23,070
       Amortization of deferred financing costs                                  801                658
    Increase in other assets                                                    (701)            (6,896)
    Increase in accounts payable and other liabilities                         3,850              5,530
                                                                           ---------          ---------
               Net cash provided by operating activities                      55,416             47,540
                                                                           ---------          ---------
Cash flows from investing activities:
    Investment in rental properties                                          (53,215)           (50,177)
    Proceeds related to property dispositions                                 17,331              7,720
    Investment in and advances to affiliates                                  (5,054)             1,442
    Repayments of (investments in) notes receivable, net                       8,580            (15,444)
                                                                           ---------          ---------
               Net cash used in investing activities                         (32,358)           (56,459)
                                                                           ---------          ---------
Cash flows from financing activities:
    Borrowings (repayments) on line of credit, net                            77,000            (47,000)
    Proceeds from notes payable                                                   --            100,000
    Repayments on notes payable and other debt                               (76,120)            (1,680)
    Capital contribution (withdrawals)                                        (5,587)                84
    Distributions                                                            (32,872)           (31,642)
    Payments for deferred financing costs                                         --             (1,085)
                                                                           ---------          ---------

               Net cash provided by (used in) financing activities           (37,579)            18,677
                                                                           ---------          ---------
Net increase (decrease) in cash and cash equivalents                         (14,521)             9,758
Cash and cash equivalents, beginning of period                                18,466             11,330
                                                                           ---------          ---------
Cash and cash equivalents, end of period                                   $   3,945          $  21,088
                                                                           =========          =========

Supplemental information:
    Preferred OP Units issued for rental properties                        $   4,612          $   3,564
    Debt assumed for rental properties                                     $  12,500          $      --
    Restricted common stock issued as unearned
       compensation by the general partner, net of cancellations           $   3,202          $      --




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

     Sun Communities, Inc. ("Sun"), a self-administered and self-managed REIT with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. The balance sheet of Sun as of September 30, 2001 is identical to the accompanying Company balance sheet, except as follows:

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS  OF  PRESENTATION: CONTINUED


                                            As Presented
                                                Herein                               Sun Communities, Inc.
                                          September 30, 2001        Adjustments       September 30, 2001
                                          -------------------       ------------      ------------------
                                                                  (in thousands)

Notes and other receivables .......            $ 150,200             $  (2,600)            $ 147,600
                                               =========             =========             =========

Total assets ......................            $ 984,975             $  (2,600)            $ 982,375
                                               =========             =========             =========

Minority interests ................                                  $ 145,392             $ 145,392
                                                                                           =========
Series B Units ....................            $   8,175                (8,175)
POP Units .........................               35,783               (35,783)

Series A Units ....................               50,000               (50,000)
General partner ...................              339,968              (339,968)
Limited partners ..................               51,434               (51,434)

Common stock ......................                                        177             $     177
Additional paid-in capital ........                                    397,588               397,588
Distributions in excess of
    accumulated earnings ..........                                    (42,917)              (42,917)
Officers' notes ...................                                    (11,096)              (11,096)
Unearned compensation .............               (7,266)                   --                (7,266)
Treasury Stock ....................                   --                (6,384)               (6,384)
                                               ---------             ---------             ---------
    Partners' capital/Stockholders'
        equity ....................            $ 434,136             $  (2,600)            $ 330,102
                                               =========             =========             =========
Total liabilities and partners'
    capital/Stockholders' equity ..            $ 984,975             $  (2,600)            $ 982,375
                                               =========             =========             =========






2.   RENTAL PROPERTY:

     The following summarizes rental property (in thousands):

                                                                    September 30,      December 31,
                                                                         2001               2000
                                                                    --------------    -----------------
              Land                                                  $      78,394      $        76,120
              Land improvements and buildings                             772,042              739,858
              Furniture, fixtures, equipment                               19,286               17,498
              Land held for future development                             16,175               12,042
              Property under development                                   35,549               21,859
                                                                    -------------      ---------------
                                                                          921,446              867,377
              Accumulated depreciation                                   (132,684)            (115,557)
                                                                    -------------      ---------------

              Rental property, net                                  $     788,762      $       751,820
                                                                    =============      ===============


                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2.   RENTAL PROPERTY: CONTINUED


     In April 2001, in conjunction with a property acquisition, the Company issued 46,117 Series B-1 Preferred OP Units at a $100 mandatory redemption price with interest rates ranging from 6.85 percent to 9.19 percent and a maturity of April 16, 2012. The Series B-1 Preferred OP Units are subject to earlier redemption subsequent to April 15, 2006 or upon specified events.

3.   NOTES RECEIVABLE:

     Notes receivable consisted of the following (in thousands):


                                                                              September 30,   December 31,
                                                                                  2001            2000
                                                                              -------------  ---------------
     Mortgage notes receivable bearing interest at rates approximating
         LIBOR + 3.0%, maturing from January 2002 through June 2012,
         collateralized by manufactured home communities                         $ 58,331         $ 60,491

     Note receivable, subordinated, collateralized by all assets of the borrower, bears interest at the higher of LIBOR +
         2.30% or 8% and payable on demand                                         38,411           35,849

     Note receivable, subordinated, bears interest at 9.75%
         and matures September 2005                                                 4,000            4,000

     Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate
         and maturity of 8.6% and 18 years, respectively                           14,078           32,426

     Other receivables                                                             32,780           23,583

      10 year note receivable from an officer of the general partner bearing interest at LIBOR + 1.75%, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 80,000 shares of
         Sun's common stock with personal liability up to $1.3 million              2,600            2,600
                                                                                 --------         --------

                                                                                 $150,200         $158,949
                                                                                 ========         ========

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.     DEBT:

       The following table sets forth certain information regarding debt (in thousands):



                                                                              September 30,         December 31,
                                                                                  2001                2000
                                                                             --------------      ---------------

           Collateralized term loan, interest at 7.01%,
               due September 9, 2007                                          $      42,967      $        43,393
           Senior notes, interest at 7.375%, due May 1, 2001                             --               65,000
           Senior notes, interest at 7.625%, due May 1, 2003                         85,000               85,000
           Senior notes, interest at 6.97%, due December 3, 2007                     35,000               35,000
           Senior notes, interest at 8.20%, due August 15, 2008                     100,000              100,000
           Callable/redeemable notes, interest at 6.77%,
               due May 14, 2015, callable/redeemable
               May 16, 2005                                                          65,000               65,000
           Capitalized lease obligations, interest at 6.1%
               due through December 2003                                             26,190               36,009
           Mortgage notes, other                                                     34,731               23,106
                                                                              -------------      ---------------

                                                                              $     388,888      $       452,508
                                                                              =============      ===============




       The Company had $36 million of its $125 million line of credit available to borrow at September 30, 2001. Borrowings under the line of credit bear interest at the rate of LIBOR plus 1.0% and mature January 1, 2003.

5.     OTHER INCOME:


       The components of other income are as follows for the periods ended September 30, 2001 and 2000 (in thousands):

                                            FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,

                                           2001             2000               2001               2000
                                        ---------        ----------         ----------         ----------
Interest income                         $ 2,200            $ 2,234            $ 8,321            $ 6,632
Income from affiliate                       433                167                572                259
Other income                              1,190              1,471              2,928              3,002
                                        -------            -------            -------            -------

                                        $ 3,823            $ 3,872            $11,821            $ 9,893
                                        =======            =======            =======            =======


                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.     EARNINGS PER OP UNIT (IN THOUSANDS):


                                                                   For the Three Months                 For the Nine Months
                                                                    Ended September 30,                 Ended September 30,
                                                                  2001             2000               2001              2000
                                                               ---------         ---------          -----------       ----------

Earnings used for basic and diluted earnings per
   OP unit computation                                          $ 9,092            $12,842            $31,499            $29,797
                                                                =======            =======            =======            =======

Total units used for basic earnings per OP unit                  19,863             19,998             19,935             20,001
Dilutive securities, principally Sun's stock options                306                 92                243                 91
                                                                -------            -------            -------            -------
Total shares used for diluted earnings per OP unit
   computation                                                   20,169             20,090             20,178             20,092
                                                                =======            =======            =======            =======





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

RESULTS OF OPERATIONS
Comparison of the nine months ended September 30, 2001 and 2000

For the nine months ended September 30, 2001, income before gain from property dispositions, net and distribution to Preferred OP Units increased by 7.3 percent from $31.0 million to $33.3 million, when compared to the nine months ended September 30, 2000. The increase was due to increased revenues of $6.4 million while expenses increased by $4.1 million.

Income from property increased by $4.5 million from $99.2 million to $103.7 million, or 4.5 percent, due to rent increases and other community revenues ($4.6 million) and acquisitions ($3.2 million), offset by a revenue reduction of $3.3 million due to property dispositions.

Other income increased by $1.9 million from $9.9 million to $11.8 million due primarily to an increase in interest income.

Property operating and maintenance expenses increased by $0.6 million from $21.4 million to $22.0 million, or 2.9 percent, representing general cost increases ($1.0 million) and acquisitions ($0.5 million) offset by an expense reduction of $0.9 million due to property dispositions.

Real estate taxes increased by $0.1 million from $6.8 million to $6.9 million.

Property management expenses decreased by $0.1 million from $2.2 million to $2.1 million representing 2.0 percent and 2.2 percent of income from property in 2001 and 2000, respectively.

General and administrative expenses increased by $0.5 million from $3.0 million to $3.5 million, representing 3.0 percent and 2.7 percent of total revenues in 2001 and 2000, respectively.

Earnings before interest, taxes, depreciation and amortization ("EBITDA", an alternative financial performance measure that may not be comparable to similarly titled measures reported by other companies, defined as total revenues less property operating and maintenance, real estate taxes, property management, and general and administrative expenses) increased by $5.3 million from $75.7 million to $81.0 million. EBITDA as a percent of revenues increased to 70.1 percent in 2001 compared to 69.4 percent in 2000.

Depreciation and amortization increased by $1.2 million from $23.0 million to $24.2 million, or 5.1 percent, due primarily to the net additional investment in rental properties.

Interest expense increased by $1.8 million from $21.7 million to $23.5 million, or 8.5 percent, due primarily to financing additional investments in rental property offset by decreasing rates on variable rate debt.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS, CONTINUED

Comparison of the three months ended September 30, 2001 and 2000

For the three months ended September 30, 2001, income before gain from property dispositions, net and distribution to Preferred OP Units increased by 9.3 percent from $10.2 million to $11.1 million, when compared to the three months ended September 30, 2000. The increase was due to increased revenues of $1.3 million while expenses increased by $0.4 million.

Income from property increased by $1.4 million from $33.1 million to $34.5 million, or 4.1 percent, due to rent increases and other community revenues ($1.5 million), and acquisitions ($1.0 million), offset by a revenue reduction of $1.1 million due to property dispositions.

Other income remained constant at approximately $3.8 million.

Property operating and maintenance expenses increased by $0.1 million from $7.5 million to $7.6 million, or 1.4 percent, representing general cost increases ($0.2 million) and property acquisitions ($0.2 million), offset by an expense reduction of $0.3 million due to property dispositions.

Real estate taxes remained constant at $2.3 million for both periods.

Property management expenses decreased by $0.1 million from $0.7 million to $0.6 million representing 1.9 percent and 2.2 percent of income from property in 2001 and 2000, respectively.

General and administrative expenses increased by $0.3 million from $0.9 million to $1.2 million, representing 3.1 percent and 2.5 percent of total revenues in 2001 and 2000, respectively.

EBITDA increased by $1.0 million from $25.5 million to $26.5 million. EBITDA as a percent of revenues increased to 69.3 percent in 2001 compared to 69.0 percent in 2000.

Depreciation and amortization increased by $0.3 million from $7.9 million to $8.2 million, or 4.2 percent, due primarily to the net additional investment in rental properties.

Interest expense decreased by $0.3 million from $7.5 million to $7.2 million, or
3.6 percent, due primarily to decreasing rates on variable rate debt.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the nine months ended September 30, 2001 and 2000. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2000 and September 30, 2001. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for managed but not owned communities, recreational vehicle communities, new development and acquisition communities.




                                                             Same Property                    Total Portfolio
                                                     ---------------------------        --------------------------
                                                         2001            2000               2001           2000
                                                     -----------      ----------        -----------    -----------
Income from property                                  $ 78,730          $ 74,566          $103,727         $ 99,217
                                                      --------          --------          --------         --------
Property operating expenses:
     Property operating and maintenance                 13,951            13,720            21,996           21,379
     Real estate taxes                                   5,854             5,580             6,918            6,818
                                                      --------          --------          --------         --------
     Property operating expenses                        19,805            19,300            28,914           28,197
                                                      --------          --------          --------         --------

Property EBITDA                                       $ 58,925          $ 55,266          $ 74,813         $ 71,020
                                                      ========          ========          ========         ========

Number of operating properties                              90                90               114              113
Developed sites                                         30,225            30,190            39,334           39,340
Occupied sites                                          28,546            28,746            36,085           36,546
Occupancy %                                               94.4%             95.2%           93.7%(1)          95.0%(1)
Weighted average monthly rent per site                $    302          $    288          $   299(1)       $    287(1)
Sites available for development                          2,545             1,952             4,674            5,481
Sites planned for development in current year              157                37               265              522



(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property EBITDA increased by $3.6 million from $55.3 million to $58.9 million, or 6.6 percent. Property revenues increased by $4.2 million from $74.5 million to $78.7 million, or 5.6 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through.

Property operating expenses increased by $0.5 million from $19.3 million to $19.8 million or 2.6 percent, due to increased occupancies and costs.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $14.5 million to $3.9 million at September 30, 2001 from $18.4 million at December 31, 2000 because cash used for financing and investing activities exceeded cash provided by operating activities.

Net cash provided by operating activities increased by $7.9 million to $55.4 million for the nine months ended September 30, 2001 compared to $47.5 million for the same period in 2000. This increase was primarily due to a $6.2 million change in other assets and a $3.3 million increase in earnings attributable to OP Units before depreciation and amortization and gain from property dispositions, net, offset by a $1.6 million decrease in accounts payable and other liabilities.

Net cash used in investing activities decreased by $24.1 million to $32.4 million for the nine months ended September 30, 2001 compared to $56.5 million for the same period in 2000. This decrease was primarily due to a $24.0 million decrease in investments in notes receivable, net, and proceeds related to property dispositions of $9.6 million, offset by $6.5 million related to investments in and advances to affiliates and a $3.0 million increase in rental property acquisition activities.

Net cash used in financing activities was $37.5 million for the nine months ended September 30, 2001 compared to $18.7 million provided by financing activities during the same period in 2000. This change was primarily because of a $100.0 million reduction in proceeds from notes payable, $74.4 million in additional repayments on notes payable and other debt, capital withdrawals increasing by $5.7 million, distributions increasing by $1.2 million, offset by $124 million in additional line of credit borrowings and a $1.1 million reduction in deferred financing costs.

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

At September 30, 2001, the Company's debt to total market capitalization approximated 36.6% (assuming conversion of all Common OP Units to shares of common stock and including Preferred OP Units). The debt has a weighted average maturity of approximately 5.5 years and a weighted average interest rate of 7.0%.

Recurring capital expenditures approximated $3.7 million and $3.2 million for the nine months ended September 30, 2001 and 2000, respectively.

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


Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this standard generally are to be applied prospectively. The Company is currently evaluating the impact this standard will have on its financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Recent Accounting Pronouncements, Continued

In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after June 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect these pronouncements to have a material impact on its financial statements.

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS 133 as amended by SFAS 137 and 138 effective January 1, 2001. There was no effect from the application of SFAS 133 on the earnings and financial position of the Company as the Company had no derivative instruments at September 30, 2001 and December 31, 2000.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP


PART II

ITEM 2.    - CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2001, the Company issued 738 Common OP Units to the General Partner for a capital contribution to the Company equal to the proceeds received by the General Partner from the issuance of 738 shares of Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Plan. In addition, during the quarter ended September 30, 2001, the Company issued 17,960 Common OP Units to the General Partner for a capital contribution to the Company equal to the proceeds received by the General Partner from the issuance of 17,960 shares of Common Stock pursuant to an exercise of an employee option to purchase shares of Common Stock.

The above-referenced Common OP Units were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. The recipients of such OP Units are accredited investors as defined in Rule 501 of Regulation D.


ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

         Exhibit No.         Description

         10.1 Third Amendment to Loan Agreement dated March 1, 1998 between Bingham Financial Services Corporation and Sun Communities Operating Limited Partnership, dated as of July 1, 2001

         10.2 Third Amended Demand Promissory Note, dated July 1, 2001, executed by Bingham Financial Services Corporation in favor of Sun Communities Operating Limited Partnership

         10.3 First Amendment to Loan Agreement dated March 30, 1999 between Bingham Financial Services Corporation and Sun Communities Operating Limited Partnership, dated as of July 1, 2001

         10.4 First Amended Demand Promissory Note, dated July 1, 2001, executed by Bingham Financial Services Corporation in favor of Sun Communities Operating Limited Partnership

ITEM 6.(B) - REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the period covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2001



        SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
        BY: Sun Communities, Inc., General Partner

        BY: /s/       Jeffrey P. Jorissen
            --------------------------------------------------------
                      Jeffrey P. Jorissen, Chief Financial Officer
                      and Secretary
                      (Duly authorized officer and principal financial officer)

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                                  EXHIBIT INDEX


    Exhibit No.              Description

         10.1 Third Amendment to Loan Agreement dated March 1, 1998 between Bingham Financial Services Corporation and Sun Communities Operating Limited Partnership, dated as of July 1, 2001(1)

         10.2 Third Amended Demand Promissory Note, dated July 1, 2001, executed by Bingham Financial Services Corporation in favor of Sun Communities Operating Limited Partnership(1)

         10.3 First Amendment to Loan Agreement dated March 30, 1999 between Bingham Financial Services Corporation and Sun Communities Operating Limited Partnership, dated as of July 1, 2001(1)

         10.4 First Amended Demand Promissory Note, dated July 1, 2001, executed by Bingham Financial Services Corporation in favor of Sun Communities Operating Limited Partnership(1)


(1) Incorporated by reference to Bingham Financial Services Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 0-23381