Form 10-K
period 2001-12-31
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 2002-03-29
CIK 917224

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                       [ ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X    No

         As of March 4, 2002, the aggregate market value of the Registrant's partnership Units held by non-affiliates of the Registrant was approximately $68,669,413 based on the closing sales price of one share of Sun Communities, Inc. common stock (into which the partnership units are convertible on a one-for-one basis) on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:
         Portions of the definitive Proxy Statement to be filed by Sun Communities, Inc. for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

         As used in this report, "Company", "Us", "We", "Our" and similar terms means Sun Communities Operating Limited Partnership, a Michigan limited partnership, and one or more of its Subsidiaries, (as defined below).

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         We own, operate and finance manufactured housing communities concentrated in the midwestern and southeastern United States. Sun Communities, Inc., a Maryland corporation and our sole general partner ("General Partner"), is a fully integrated real estate company which, together with its affiliates and predecessors, has been in the business of acquiring, operating and expanding manufactured housing communities since 1975. As of December 31, 2001, we owned and operated or financed a portfolio of 116 developed properties located in fifteen states (the "Properties"), including 105 manufactured housing communities, 5 recreational vehicle communities, and 6 properties containing both manufactured housing and recreational vehicle sites. As of December 31, 2001, the Properties contained an aggregate of 40,544 developed sites comprised of 35,390 developed manufactured home sites and 5,154 recreational vehicle sites and an additional 4,385 manufactured home sites suitable for development. In order to enhance Property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation ("SHS"), actively markets and sells new and used manufactured homes for placement in the Properties.

         Our executive and principal property management office is located at 31700 Middlebelt Road, Suite 145, Farmington Hills, Michigan 48334 and our telephone number is (248) 932-3100. We have regional property management offices located in Austin, Texas, Dayton, Ohio, Elkhart, Indiana, Grand Rapids, Michigan, and Orlando, Florida, and we employed an aggregate of 546 people as of December 31, 2001.

STRUCTURE OF THE COMPANY

         Our General Partner is a self-administered and self-managed real estate investment trust, or REIT. The Company is structured as an umbrella partnership REIT, or UPREIT, and is the entity through which our General Partner conducts substantially all of its operations, and which owns, either directly or indirectly, through subsidiaries (the "Subsidiaries"), all of the General Partner's assets. This UPREIT structure enables the General Partner to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs, and to acquire manufactured housing communities in transactions that defer some or all of the sellers' tax consequences. Our Subsidiaries include SHS, which provides manufactured home sales and other services to current and prospective tenants of the Properties. Along with several other subsidiaries, SHS wholly owns Sun Water Oak Golf, Inc., which was organized to own and operate the golf course, restaurant and related facilities located on the Water Oak Property that was acquired in November 1994, and SUI TRS, Inc., which was organized to hold our investment in Origen Financial, L.L.C. See "Factors that May Affect Future Results -- Relationship with Origen" in our General Partner's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

THE MANUFACTURED HOUSING COMMUNITY INDUSTRY

         A manufactured housing community is a residential subdivision designed and improved with sites for the placement of manufactured homes and related improvements and amenities. Manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. Manufactured homes are available in a wide array of designs, providing owners with a level of customization generally unavailable In other forms of multifamily housing.

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

         The owner of each home on our Properties leases the site on which the home is located. We own the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and are responsible for enforcement of community guidelines and maintenance. Some of the Properties provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities. Each owner within our Properties is responsible for the maintenance of his or her home and leased site. As a result, capital expenditure needs tend to be less significant, relative to multi-family rental apartment complexes.

PROPERTY MANAGEMENT

         Our property management strategy emphasizes intensive, hands-on management by dedicated, on-site district and community managers. We believe that this on-site focus enables us to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the 546 Company employees, 487 are located on-site as property managers, support staff, or maintenance personnel.

         Our community managers are overseen by Brian W. Fannon, our General Partner's Chief Operating Officer, who has 32 years of property management experience, a Senior-Vice President-Operations, three Vice Presidents of Operations and ten Regional Property Managers. In addition, the Regional Property Managers are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections.

         Each district or community manager performs regular inspections in order to continually monitor the Property's physical condition and provides managers with the opportunity to understand and effectively address tenant concerns. In addition to a district or community manager, each district or property has an on-site maintenance personnel and management support staff. We hold periodic training sessions for all property management personnel to ensure that management policies are implemented effectively and professionally.

HOME SALES

         SHS offers manufactured home sales services to tenants and prospective tenants of our Properties. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes in the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers.

REGULATIONS AND INSURANCE

         General. Manufactured housing community properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. We believe that each Property has the necessary operating permits and approvals.

         Americans with Disabilities Act ("ADA"). The Properties and any newly acquired manufactured housing communities must comply with the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that public facilities such as clubhouses, pools and recreation areas be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and other capital improvements at our Properties. Noncompliance could result in imposition of fines or an award of damages to private litigants. We do not believe the ADA will have a material adverse impact on our results of operations. If required property improvements involve a greater expenditure than we currently anticipate, or if the improvements must be made on a more accelerated basis than we anticipate, our ability to make expected distributions could be adversely affected. We believe that our competitors face similar costs to comply with the requirements of the ADA.

         Insurance. Our management believes that the Properties are covered by adequate fire, flood, property and business interruption insurance provided by reputable companies with commercially reasonable deductibles and limits. We maintain a blanket policy that covers all of our Properties. We have obtained title insurance insuring fee title to the Properties in an aggregate amount which we believe to be adequate.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Our prospects are subject to certain uncertainties and risks. Our future results could differ materially from our current results, and our actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. These risk factors include, but are not limited to, the risk factors set forth in the General Partner's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, other one-time events and other important factors disclosed previously and from time to time in the Company's other filings with the Securities and Exchange Commission. This report contains certain forward-looking statements.

ITEM 2.  PROPERTIES

         General. As of December 31, 2001, the Properties consisted of 104 manufactured housing communities, 5 recreational vehicle communities, and 7 properties containing both manufactured housing and recreational vehicle sites located in fifteen states concentrated in the midwestern and southeastern United States. As of December 31, 2001, the Properties contained 40,544 developed sites comprised of 35,340 developed manufactured home sites and 5,154 recreational vehicle sites and an additional 4,385 manufactured home sites suitable for development. Most of the Properties include amenities oriented towards family and retirement living. Of the 116 Properties, 61 have more than 300 developed manufactured home sites, with the largest having 1,554 developed manufactured home sites.

         The Properties had an aggregate occupancy rate of 93% as of December 31, 2001, excluding recreational vehicle sites. Since January 1, 2001, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 3.2% and an average annual turnover of residents (where the home is sold and remains within the community, typically without interruption of rental income) of approximately 7.4%.

         We believe that our Properties' high amenity levels contribute to low turnover and generally high occupancy rates. All of the Properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool, laundry facilities and cable television service. Many Properties offer additional amenities such as sauna/whirlpool spas, tennis, shuffleboard and basketball courts and/or exercise rooms.

         We have tried to concentrate our communities within certain geographic areas in order to achieve economies of scale in management and operation. The Properties are principally concentrated in the midwestern and southeastern United States. We believe that geographic diversification will help insulate the portfolio from regional economic influences and we are also interested in expanding our operations in the western United States.

         The following table sets forth certain information relating to the Properties owned or financed as of December 31, 2001:

                                                      DEVELOPED      OCCUPANCY       OCCUPANCY       OCCUPANCY
                                                     SITES AS OF       AS OF           AS OF           AS OF
              PROPERTY AND LOCATION                    12/31/01     12/31/99(1)     12/31/00(1)     12/31/01(1)
              ---------------------                    --------     -----------     -----------     -----------
MIDWEST
MICHIGAN
Academy/West Pointe                                       441              (2)             99%             98%
  Canton, MI
Allendale Meadows Mobile Village                          352              95%             98%             96%
  Allendale, MI
Alpine Meadows Mobile Village                             403              99%             99%             96%
  Grand Rapids, MI
Bedford Hills Mobile Village                              339              99%             98%             98%
  Battle Creek, MI
Brentwood Mobile Village                                  195              99%             99%             99%
  Kentwood, MI
Byron Center Mobile Village                               143              99%             99%             98%
  Byron Center, MI
Candlewick Court Manufactured Housing Community           211              96%             95%             97%
  Owosso, MI
College Park Estates Manufactured Housing                 230              98%            100%             95%
Community
  Canton, MI
Continental Estates Manufactured Housing Community        385              88%             84%             84%
  Davison, MI
Continental North Manufactured Housing Community          474              84%             88%             89%

                                                      DEVELOPED      OCCUPANCY       OCCUPANCY       OCCUPANCY
                                                     SITES AS OF       AS OF           AS OF           AS OF
              PROPERTY AND LOCATION                    12/31/01     12/31/99(1)     12/31/00(1)     12/31/01(1)
              ---------------------                    --------     -----------     -----------     -----------
  Davison, MI
Country Acres Mobile Village                              182              99%             96%             96%
  Cadillac, MI
Country Meadows Mobile Village                            577             100%            100%             99%
  Flat Rock, MI
Countryside Village Manufactured Housing Community        359              96%             96%             98%
  Perry, MI
Creekwood Meadows Mobile Home Park                        336              94%             96%             88%
  Burton, MI
Cutler Estates Mobile Village                             256              99%             98%             97%
  Grand Rapids, MI
Davison East Manufactured Housing Community               190              95%             89%             80%
  Davison, MI
Fisherman's Cove Manufactured Housing Community           162              97%             99%             95%
  Flint, MI
Grand Mobile Estates                                      224              98%             99%             93%
  Grand Rapids, MI
Hamlin Manufactured Housing Community                     147             100%            100%             99%
  Webberville, MI
Kensington Meadows Mobile Home Park                       290              95%             97%             98%
  Lansing, MI
Kings Court Mobile Village                                639             100%             98%            100%
  Traverse City, MI
Knollwood Estates                                         161              (3)             (3)             97%
  Allendale, MI
Lafayette Place                                           254              99%             98%             97%
  Metro Detroit, MI
Lincoln Estates Mobile Home Park                          191              98%             99%,            96%
  Holland, MI
Maple Grove Estates Manufactured Housing Community         46             100%            100%            100%
  Dorr, MI
Meadow Lake Estates Manufactured Housing Community        425              99%            100%            100%
  White Lake, MI
Meadowbrook Estates Manufactured Housing Community        453             100%             99%             98%
  Monroe, MI
Meadowstream Village Manufactured Housing                 159              97%             98%             97%
Community
  Sodus, MI
Parkwood Manufactured Housing Community                   249              94%             93%             90%
  Grand Blanc, MI
Presidential Estates Mobile Village                       364              98%             98%             99%
  Hudsonville, MI
Richmond Place (6)                                        117              99%             99%             97%
  Metro Detroit, MI
River Haven Village                                       721              (3)             (3)             78%
  Grand Haven, MI
Scio Farms Estates                                        913             100%            100%             99%
  Ann Arbor, MI
Sherman Oaks Manufactured Housing Community               366              98%             99%             97%
  Jackson, MI
St. Clair Place (6)                                       100              99%             99%            100%
  Metro Detroit, MI
Sunset Ridge (4)                                          144              (3)             (3)             13%(4)
  Portland Township, MI
Timberline Estates Manufactured Housing Community         296              97%            100%             96%
  Grand Rapids, MI

                                                      DEVELOPED      OCCUPANCY       OCCUPANCY       OCCUPANCY
                                                     SITES AS OF       AS OF           AS OF           AS OF
              PROPERTY AND LOCATION                    12/31/01     12/31/99(1)     12/31/00(1)     12/31/01(1)
              ---------------------                    --------     -----------     -----------     -----------
Town & Country Mobile Village                             192              99%             99%             99%
  Traverse City, MI
Village Trails                                            100              64%(4)          77%             77%
  Howard City,  MI
White Lake Mobile Home Village                            315             100%            100%             85%(4)
  White Lake, MI
White Oak Estates                                         480              92%             85%             88%
  Mt. Morris, MI
Windham Hills Estates                                     353              78%(4)          88%             91%
  Jackson, MI
Woodhaven Place (6)                                       220              99%             99%            100%
                                                       ------          ------          ------          ------
  Metro Detroit, MI

MICHIGAN TOTAL                                         13,154              96%             96%             94%
                                                       ======          ======          ======          ======


INDIANA
Brookside Mobile Home Village                             570              87%(4)          93%             93%
  Goshen, IN
Carrington Pointe                                         320              88%(4)          89%             81%
  Ft. Wayne, IN
Clear Water Mobile Village                                227              98%             95%             90%
  South Bend, IN
Cobus Green Mobile Home Park                              386              97%             94%             87%
  Elkhart, IN
Deerfield Run Manufactured Home                           175              59%(4)          75%(4)          60%(4)
Community (4)
  Anderson, IN
Four Seasons Mobile Home Park                             218              (2)             96%             98%
  Elkhart, IN
Holiday Mobile Home Village                               326              98%             99%             97%
  Elkhart, IN
Liberty Farms Communities                                 220              98%            100%             98%
  Valparaiso, IN
Maplewood Mobile Home Park                                207              97%             94%             91%
  Lawrence, IN
Meadows Mobile Home Park                                  330              97%             95%             89%
  Nappanee, IN
Pine Hills Mobile Home Subdivision                        130              95%             91%             96%
  Middlebury, IN
Roxbury Park                                              398              (3)             (3)             92%
  Goshen, IN
Timberbrook Mobile Home Park                              567              93%             90%             90%
  Bristol, IN
Valley Brook Mobile Home Park                             799              97%             95%             95%
  Indianapolis, IN
West Glen Village Mobile Home Park                        552              98%             99%             98%
  Indianapolis, IN
Woodlake Estates (4)                                      338              97%(4)          67%(4)          69%(4)
  Ft. Wayne, IN
Woods Edge Mobile Village                                 598              91%             93%             84%
                                                       ------          ------          ------          ------
  West Lafayette, IN

INDIANA TOTAL                                           6,361              94%             92%             90%
                                                       ======          ======          ======          ======

OTHER
Apple Creek Manufactured Home Community and Self          176              99%             98%             91%
Storage
  Cincinnati, OH
Autumn Ridge Mobile Home Park                             413              99%            100%             99%
   Ankeny, IA
Bell Crossing Manufactured Home                           239              81%             84%             53%(4)
Community (4)
  Clarksville, TN

                                                      DEVELOPED      OCCUPANCY       OCCUPANCY       OCCUPANCY
                                                     SITES AS OF       AS OF           AS OF           AS OF
              PROPERTY AND LOCATION                    12/31/01     12/31/99(1)     12/31/00(1)     12/31/01(1)
              ---------------------                    --------     -----------     -----------     -----------
Boulder Ridge                                             362              96%             98%             98%
  Pflugerville, TX
Branch Creek Estates                                      392             100%             99%            100%
  Austin, TX
Byrne Hill Village Manufactured Home                      236              97%             97%             97%
Community
  Toledo, OH
Candlelight Village Mobile Home Park                      309              97%             96%             98%
  Chicago Heights, IL
Casa del Valle (7)                                        408             100%            100%            100%
  Alamo, TX
Catalina Mobile Home Park                                 462              94%             90%             83%
  Middletown, OH
Chisholm Point Estates                                    416             100%             99%             98%
  Pflugerville, TX
Desert View Village                                        93              (4)              6%(4)          25%(4)
  West Wendover, NV
Eagle Crest                                               150              (3)             (3)             84%
  Firestone, CO
Edwardsville Mobile Home Park                             634              94%             97%             97%
  Edwardsville, KS
Forest Meadows                                             76              86%             88%             83%
  Philomath, OR
High Pointe (8)                                           411              95%             95%             93%
  Frederica, DE
Kenwood RV and Mobile Home Plaza (7)                      289             100%            100%            100%
  LaFeria, TX
North Point Estates (4)                                   108              (3)             (3)             38%(4)
   Pueblo, CO
Oakwood Village                                           511              75%(6)          78%             73%
  Dayton, OH
Orchard Lake Manufactured Home Community                  147              99%             98%             97%
  Cincinnati, OH
Paradise Park                                             277              98%             99%             96%
  Chicago Heights, IL
Pecan Branch (4)                                           69              (3)             (3)             67%(4)
  Williamson County, TX
Pin Oak Parc Mobile Home Park                             502              91%             98%             99%
  O'Fallon, MO
Pine Ridge Mobile Home Park                               245              98%             98%             98%
  Petersburg, VA
Sea Air (7) (8)                                           527              99%            100%             99%
  Rehoboth Beach, DE
Snow to Sun (7)                                           493              99%             99%            100%
  Weslaco, TX
Southfork Mobile Home Park                                477              96%             96%             95%
  Belton, MO
Sun Villa Estates                                         324             100%            100%            100%
  Reno, NV
Timber Ridge Mobile Home Park                             582              99%             98%             99%
  Ft. Collins, CO
Westbrook Village (6)                                     344              99%             98%             99%
  Toledo, OH
Westbrook Senior Village                                  112              (3)             (3)             94%
  Toledo, OH
Willowbrook Place (6)                                     266             100%             99%             98%
  Toledo, OH
Woodland Park Estates                                     399              99%             99%             98%
  Eugene, OR
Woodside Terrace Manufactured Home                        439              98%             96%             98%
Community (6)
  Holland, OH

                                                      DEVELOPED      OCCUPANCY       OCCUPANCY       OCCUPANCY
                                                     SITES AS OF       AS OF           AS OF           AS OF
              PROPERTY AND LOCATION                    12/31/01     12/31/99(1)     12/31/00(1)     12/31/01(1)
              ---------------------                    --------     -----------     -----------     -----------
Worthington Arms Mobile Home Park                         224             100%             99%             99%
                                                       ------          ------          ------          ------
  Lewis Center, OH

OTHER TOTAL                                            11,112              91%             95%             93%
                                                       ======          ======          ======          ======


SOUTHEAST
FLORIDA
Arbor Terrace RV Park                                     402              (5)             (5)             (5)
  Bradenton, FL
Ariana Village Mobile Home Park                           208              83%             85%             86%
  Lakeland, FL
Bonita Lake Resort                                        167              (5)             (5)             (5)
  Bonita Springs, FL
Buttonwood Bay (7)                                        941              (3)             (3)            100%
   Sebring, FL
Gold Coaster Manufactured Home Community (7)              548             100%            100%            100%
  Florida City, FL
Groves RV Resort                                          306              (5)             (5)             (5)
  Lee County, FL
Holly Forest Estates                                      402             100%            100%            100%
  Holly Hill, FL
Indian Creek Park (7)                                   1,554             100%            100%            100%
  Ft. Myers Beach, Fl
Island Lakes Mobile Home Park                             301             100%            100%            100%
  Merritt Island, FL
Kings Lake Mobile Home Park                               245              91%             96%             99%
  Debary, FL
Kings Pointe Mobile Home Park (9)                         227              56%             56%             57%
  Winter Haven, FL
Lake Juliana Landings Mobile Home Park                    287              69%             71%             74%
  Auburndale, FL
Lake San Marino RV Park                                   415              (5)             (5)             (5)
  Naples, FL
Leesburg Landing                                           96              66%             68%             68%
  Lake County, FL
Meadowbrook Village Mobile Home Park                      257             100%             98%             99%
  Tampa, Fl,
Orange Tree Village Mobile Home Park                      246              96%             99%            100%
  Orange City, FL
Royal Country Mobile Home Park                            864             100%            100%             99%
  Miami, FL
Saddle Oak Club Mobile Home Park                          376             100%             99%            100%
  Ocala Fl,
Siesta Bay RV Park                                        859              (5)             (5)             (5)
  Ft. Myers Beach, FL
Silver Star Mobile Village                                408              95%             96%             98%
  Orlando, FL
Water Oak Country Club Estates/Water Oak Mobile           808             100%            100%            100%
                                                       ------          ------          ------          ------
Home Park
  Lady Lake, FL,
Florida Total                                           9,917              94%             94%             96%
                                                       ======          ======          ======          ======
TOTAL/AVERAGE                                          40,544              95%             95%             93%
                                                       ======          ======          ======          ======


         (1) Occupancy percentage relates to manufactured housing sites, excluding recreational vehicle sites.
         (2)      Acquired in 2000.
         (3)      Acquired in 2001.

         (4) Occupancy in these Properties reflects the fact that these communities are in their initial lease-up phase following an expansion or ground up development.
         (5)      This Property contains only recreational vehicle sites.
         (6) The Company leases this Property. The Company has the option and intends to purchase the Property upon the expiration of the lease. If the Company does not exercise its option to purchase, the lessor has the right to cause the Company to purchase the Property at the expiration of the lease at the then outstanding lease obligation.
         (7)      This Property contains recreational vehicle sites.
         (8)      This Property is financed and managed by the Company.
         (9)      This Property was sold in February 2002.


         Leases. The typical lease we enter into with a tenant for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties, or, in some instances, as provided by statute. In some cases, leases are for one-year terms, with up to ten renewal options exercisable by the tenant, with rent adjusted for increases in the consumer price index. These leases are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults. See "Regulations and Insurance."

ITEM 3.  LEGAL PROCEEDINGS

          We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

     There is no established public market for any class of the Company's equity securities. On March 5, 2002, partnership units of the Company were held by approximately 123 holders of record.

         The General Partners' Common Stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993 under the symbol "SUI." On March 4, 2002, the closing sales price of the Common Stock was $38.73 and the Common Stock was held by approximately 675 holders of record. The following table sets forth the high and low closing sales prices per share for the Common Stock for the periods indicated as reported by the NYSE and the distributions paid by the General Partner with respect to each such period (we paid equivalent distributions per common partnership unit to our partners during such periods).

                                                                       High         Low        Distribution
                                                                       ----         ---        ------------
FISCAL YEAR ENDED DECEMBER 31, 2000

   First Quarter of 2000..........................................     34.9375     27.375           .51
   Second Quarter of 2000.........................................     33.625      29.375           .53
   Third Quarter of 2000..........................................     33.75       30.1875          .53
   Fourth Quarter of 2000.........................................     35.625      29.00            .53


FISCAL YEAR ENDED DECEMBER 31, 2001

   First Quarter of 2001..........................................     34.6875     30.80            .53
   Second Quarter of 2001.........................................     35.50       31.45            .55
   Third Quarter of 2001..........................................     36.85       34.73            .55
   Fourth Quarter of 2001.........................................     38.55       36.00            .55

         RECENT SALES OF UNREGISTERED SECURITIES

         On April 16, 2001, we issued 46,117 Series B-1 Preferred Units to River Haven Village, Inc. in exchange for property with an agreed upon value of $4,611,692.48 (the "Series B-1 Units"). Holders of the Series B-1 Units may require the Company to redeem all of the outstanding Series B-1 Units within the ninety (90) day period following any anniversary of the Series B-1 Unit issuance date beginning on April 16, 2006, or the death of River Haven's current president. On or after July 16, 2012, we may redeem all of the outstanding Series B-1 Units on written notice to the Series B-1 Unit holders. We will pay a redemption price of $100.00 per Series B-1 Unit redeemed.

         On January 2, 2002, we issued 100,000 Series B-2 Preferred Units to Bay Area Limited Partnership and assumed approximately $10,500,000 of debt, in exchange for property with a net agreed upon value of $15,000,000 (the "Series B-2 Units"). Holders of the Series B-2 Units may require the Company to redeem all of the outstanding Series B-2 Units within the ninety (90) day period following the fifth anniversary of the Series B-2 Unit issuance date, the death of Bay Area's president, or the occurrence of a change of control as defined in our limited partnership agreement, but in no event may the Series B-2 Unit holders require the redemption of the Series B-2 Units prior to the January 31, 2007. We will pay a redemption price of $45.00 per Series B-2 Unit redeemed. In addition, holders of the Series B-2 Units may convert such units into Common OP Units at a conversion price of $45 per unit within the ninety (90) day period following the third anniversary of the Series B-2 Unit issuance date.

         In 2001, our General Partner issued an aggregate of 98,036 shares of its Common Stock upon conversion of an aggregate of 98,036 Common OP Units.

         All of the above OP Units and shares of Common Stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

ITEM 6   SELECTED FINANCIAL DATA

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                                                                    YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------
                                                 2001          2000          1999          1998          1997
                                               --------      --------      --------      --------      --------
OPERATING DATA:                                       (IN THOUSANDS EXCEPT FOR PER SHARE AND OTHER DATA)
Revenues:
     Income from property ...............      $139,022      $132,440      $125,424      $114,346      $ 93,188
     Other income .......................        14,532        14,105         9,530         5,984         2,942
                                               --------      --------      --------      --------      --------
             Total revenues .............       153,554       146,545       134,954       120,330        96,130
                                               --------      --------      --------      --------      --------
Expenses:
     Property operating and maintenance .        29,154        28,592        27,300        25,647        21,111
     Real estate taxes ..................         9,524         9,115         8,888         8,728         7,481
     Property management ................         2,746         2,934         2,638         2,269         1,903
     General and administrative .........         4,627         4,079         3,682         3,339         2,617
     Depreciation and amortization ......        33,516        30,671        28,551        24,961        20,668
     Interest ...........................        31,016        29,651        27,289        23,987        14,423
                                               --------      --------      --------      --------      --------
             Total expenses .............       110,583       105,042        98,348        88,931        68,203
                                               --------      --------      --------      --------      --------
Income before gain from property
     dispositions, net and distribution
     to Preferred OP Units ..............        42,971        41,503        36,606        31,399        27,927
Gain from property dispositions, net.....         4,275         4,801           829           655(A)         --
                                               --------      --------      --------      --------      --------
Income before distribution to
     Preferred OP Units .................        47,246        46,304        37,435        32,054        27,927
Less distribution to preferred OP Units .         8,131         7,826         3,663         2,505         2,505
                                               --------      --------      --------      --------      --------
Earnings attributable to OP Units .......      $ 39,115      $ 38,478      $ 33,772      $ 29,549      $ 25,422
                                               ========      ========      ========      ========      ========
Earnings attributed to

     General Partner ....................      $ 33,910      $ 33,294      $ 29,089      $ 26,096      $ 22,255
     Limited Partners ...................         5,205         5,184         4,683         3,453         3,167
                                               --------      --------      --------      --------      --------
                                               $ 39,115      $ 38,478      $ 33,772      $ 29,549      $ 25,422
                                               ========      ========      ========      ========      ========
Earnings per OP Unit:
     Basic ..............................      $   1.96      $   1.92      $   1.69      $   1.55      $   1.38
                                               ========      ========      ========      ========      ========
     Diluted ............................      $   1.94      $   1.91      $   1.68      $   1.53      $   1.37
                                               ========      ========      ========      ========      ========
Weighted average OP Units outstanding:

     Basic ..............................        19,907        19,999        19,961        19,101        18,444
                                               ========      ========      ========      ========      ========
     Diluted ............................        20,089        20,085        20,113        19,276        18,631
                                               ========      ========      ========      ========      ========
Distribution per OP Unit ................      $   2.18      $   2.10      $   2.02      $   1.94      $  1.865
                                               ========      ========      ========      ========      ========
BALANCE SHEET DATA:
Rental property, before accumulated
     depreciation .......................      $953,656      $867,377      $847,696      $803,152      $684,821
Total assets ............................      $994,449      $969,228      $906,632      $824,039      $693,514
Total debt ..............................      $495,198      $464,508      $401,564      $365,164      $264,264
Redeemable preferred operating
     partnership units ..................      $ 43,958      $ 39,347      $ 35,783      $ 35,783      $ 35,783
Partners' capital .......................      $431,281      $440,230      $443,009      $398,336      $375,849
OTHER DATA (AT END OF PERIOD):

Total properties ........................           116           109           110           104            99
Total sites .............................        40,544        38,282        38,217        37,566        35,936

(A) Includes an $875 expense related to an unsuccessful portfolio acquisition

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

         The Company owns, operates and finances manufactured housing communities concentrated in the midwestern and southeastern United States. Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust is the sole general partner of the Company. As of December 31, 2001, the Company owned and operated or financed a portfolio of 116 developed properties located in 15 states, including 104 manufactured housing communities, 5 recreational vehicle communities, and 7 properties containing both manufactured housing and recreational vehicle sites.

         During 2001, the Company acquired five manufactured housing communities, comprising 2,332 developed sites, for $55.8 million and two development communities, comprising 1,273 sites, for $4.3 million and the Company sold two manufactured housing communities for $16.2 million.

SIGNIFICANT ACCOUNTING POLICIES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has made its best estimates and judgment of certain amounts included in the financial statements. Nevertheless, actual results may differ from these estimates under different assumptions or conditions.

         Management believes the following significant accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

         Principles of Consolidation. The financial statements include the accounts of the Company and all its wholly and 99 percent owned subsidiary partnerships and limited liability companies.

         Notes Receivable. The Company evaluates the recoverability of its notes receivable whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. The loan is then measured based on the present value of the expected future cash flow discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

         Rental Property. Rental property is recorded at cost, less accumulated depreciation. Management evaluates the recoverability of its investment in rental property whenever events or changes in circumstances, such as recent operating results, expected net operating cash flow and plans for future operations, indicate that full asset recoverability is questionable. Recoverability of these assets is measured by a comparison of the carrying amount of such assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset as determined on a discounted net cash flow basis.

         Revenue Recognition. Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and the resident.

         Income Taxes. As a partnership, the Company does not pay federal or state income taxes.

RESULTS OF OPERATIONS

Comparison of year ended December 31, 2001 to year ended December 31, 2000

         For the year ended December 31, 2001, income before gain from property dispositions, net and distribution to Preferred OP Units increased by $1.5 million from $41.5 million to $43.0 million, when compared to the year ended December 31, 2000. The increase was due to increased revenues of $7.0 million while expenses increased by $5.5 million.

         Income from property increased by $6.6 million from $132.4 million to $139.0 million, or 5.0 percent, due to rent increases and other community revenues ($6.5 million) and acquisitions ($4.4 million), offset by a revenue reduction of $4.3 million due to property dispositions.

         Other income increased by $0.4 million from $14.1 million to $14.5 million due primarily to an increase in interest income ($1.3 million) offset by reductions in income from affiliate ($0.5 million) and other income ($0.4 million).

         Property operating and maintenance expenses increased by $0.6 million from $28.6 million to $29.2 million, or 2.0 percent, representing general cost increases ($1.0 million) and acquisitions ($0.7 million), offset by an expense reduction of $1.1 million due to property dispositions.

         Real estate taxes increased by $0.4 million from $9.1 million to $9.5 million, or 4.5 percent, due to the acquired communities ($0.2 million) and changes in certain assessments.

         Property management expenses decreased by $0.2 million from $2.9 million to $2.7 million, representing 2.0 percent and 2.2 percent of income from property in 2001 and 2000, respectively.

         General and administrative expenses increased by $0.5 million from $4.1 million to $4.6 million, representing 3.0 percent and 2.8 percent of total revenues in 2001 and 2000, respectively.

         Interest expense increased by $1.4 million from $29.6 million to $31.0 million due primarily to financing additional investments in rental property offset by decreasing rates on variable rate debt.

         Earnings before interest, taxes, depreciation and amortization ("EBITDA" an alternative financial performance measure that may not be comparable to similarly titled measures reported by other companies, defined as total revenues less property operating and maintenance, real estate taxes, property management and general and administrative expenses) increased by $5.7 million from $101.8 million to $107.5 million. EBITDA as a percent of revenues increased to 70.0 percent in 2001 compared to 69.5 percent in 2000.

         Depreciation and amortization expense increased by $2.8 million from $30.7 million to $33.5 million due primarily to the net additional investments in rental properties.

Comparison of year ended December 31, 2000 to year ended December 31, 1999

         For the year ended December 31, 2000, income before gain from property dispositions, net and distribution to Preferred OP Units increased by $4.9 million from $36.6 million to $41.5 million, when compared to the year ended December 31, 1999. The increase was due to increased revenues of $11.6 million while expenses increased by $6.7 million.

         Income from property increased by $7.0 million from $125.4 million to $132.4 million, or 5.6 percent, due to rent increases and other community revenues ($5.3 million), acquisitions ($3.1 million), lease up of manufactured home sites ($2.2 million), offset by a revenue reduction of $3.6 million due to the sale of communities during 1999.

         Other income increased by $4.6 million from $9.5 million to $14.1 million due primarily to an increase in interest income ($3.0 million) and other income ($2.7 million), offset by a $1.1 million reduction in income from affiliate.

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

         General and administrative expenses increased by $0.4 million from $3.7 million to $4.1 million, or 10.8 percent, representing 2.8 percent and 2.7 percent of total revenues in 2000 and 1999, respectively.

         Interest expense increased by $2.4 million from $27.3 million to $29.7 million due primarily to investments in rental property and notes receivable.

         EBITDA increased by $9.4 million from $92.4 million to $101.8 million. EBITDA as a percent of revenues increased to 69.5 percent in 2000 compared to
68.5 percent in 1999.

         Depreciation and amortization expense increased by $2.1 million from $28.6 million to $30.7 million due primarily to the acquisition and development/expansion of communities in 2000 and 1999.

SAME PROPERTY INFORMATION

         The following table reflects property-level financial information as of and for the years ended December 31, 2001 and 2000. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2000 and December 31, 2001. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for managed but not owned communities, recreational vehicle communities, new development and acquisition communities.

                                                 SAME PROPERTY (2)          TOTAL PORTFOLIO
                                               ---------------------     ---------------------
                                                 2001         2000         2001         2000
                                               --------     --------     --------     --------
                                                  (in thousands)             (in thousands)
Income from property                           $105,311     $ 99,955     $139,022     $132,440
                                               --------     --------     --------     --------

Property operating expenses:
        Property operating and maintenance       18,331       18,141       29,154       28,592
        Real estate taxes                         8,079        7,440        9,524        9,115
                                               --------     --------     --------     --------
                Property operating expenses      26,410       25,581       38,678       37,707
                                               --------     --------     --------     --------

Property EBITDA                                $ 78,901     $ 74,374     $100,344     $ 94,733
                                               ========     ========     ========     ========

Number of properties                                 90           90          116          109
Developed sites                                  30,385       30,208       40,544       38,282
Occupied sites (1)                               28,465       28,710       36,935       35,546
Occupancy % (1)                                    93.7%        95.0%        93.0%        95.0%
Weighted average monthly rent per site         $    303     $    290     $    301     $    288
Sites available for development                   2,364        1,917        3,887        4,248
Sites planned for development in next year          257          190          613          659

    (1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.
    (2) Includes 3 properties sold in December 2000.

On a same property basis, property revenues increased by $5.4 million from $99.9 million to $105.3 million, or 5.4 percent, due primarily to increases in rents and related charges including water and property tax pass through.

Property operating expenses increased by $0.8 million from $25.6 million to $26.4 million, or 3.2 percent, due to increased costs. Property EBITDA increased by $4.5 million from $74.4 million to $78.9 million, or 6.1 percent.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal liquidity demands have historically been, and are expected to continue to be, distributions to Sun's stockholders and the Company's unitholders, property acquisitions, development and expansion of properties, capital improvements of properties and debt repayment.

        The Company expects to meet its short-term liquidity requirements through its working capital provided by operating activities and its line of credit, as described below. The Company considers its ability to generate cash from operations (anticipated to be approximately $70 million) to be adequate to meet all operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, pay distributions to Sun's stockholders to maintain Sun's qualification as a REIT in accordance with the Internal Revenue Code and make distributions to the Company's unitholders.

        The Company plans to invest approximately $25 to $30 million in developments consisting of expansions to existing communities and the new or continuing development of new communities. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

        Furthermore, the Company expects to invest in the range of $40 to $60 million in the acquisition of properties in 2002, depending upon market conditions. The Company plans to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

        Cash and cash equivalents decreased by $13.9 million to $4.6 million at December 31, 2001 compared to $18.5 million at December 31, 2000 because cash used in investing and financing activities exceeded cash provided by operating activities. Net cash provided by operating activities increased by $9.2 million to $65.9 million for the year ended December 31, 2001 compared to $56.7 million for the year ended December 31, 2000. This increase was primarily due to earnings attributable to OP Units before depreciation and amortization and gain from property dispositions, net increasing by $4.0 million and other assets decreasing by $2.6 million, offset by accounts payable and other liabilities increasing by $2.5 million.

        The Company's net cash flows provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in the Company's current markets generally, and specifically in metropolitan areas of the Company's current markets; (b) lower occupancy and rental rates of the Properties; (c) increased operating costs, including insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company's tenants; and (d) decreased sales of manufactured homes. See "Factors that May Affect Future Results."

        The Company's $150 million unsecured line of credit, which expires in January 2003, bears interest at the annual rate of LIBOR plus 1.0%. At December 31, 2001, the average interest rate of outstanding borrowings under the line of credit was 3.22%, $93 million was outstanding and $57 million was available to be drawn. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at December 21, 2001.

        The Company's primary long-term liquidity needs are principal payments on outstanding indebtedness. At December 31, 2001, the Company's outstanding contractual obligations were as follows:

                                                                  PAYMENTS DUE BY PERIOD
                                                                      (IN THOUSANDS)
                                                   ----------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS(1)     TOTAL DUE       1 YEAR      2-3 YEARS     4-5 YEARS   AFTER 5 YEARS
                                    ---------      --------     ---------     ---------   -------------
Line of credit                       $ 93,000                    $ 93,000
Collateratized term loan               42,820      $    614         1,365      $  1,569      $ 39,272
Senior notes                          285,000                      85,000                     200,000
Mortgage notes, other                  48,333           857         2,719         7,986        36,771
Capitalized lease obligations          26,045        16,176         9,869
Redeemable Preferred OP Units          43,958                                     3,564        40,394
                                     --------      --------      --------      --------      --------
                                     $539,156      $ 17,647      $191,953      $ 13,119      $316,437
                                     ========      ========      ========      ========      ========

(1) The Company is the guarantor of $23.2 million in personal bank loans which is not reflected in the balance sheet, maturing in 2004, made to Sun's and the Company's directors, employees and consultants for the purpose of purchasing shares of Sun's common stock or the Company's OP Units pursuant to Sun's Stock Purchase Plan. The Company is obligated under the Guaranty only in the event that one or more of the borrowers cannot repay their loan when due.

        The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions and Operating Partnership unit redemptions, through the issuance of debt or equity securities, including equity units in the Operating Partnership, or from selective asset sales. Along with OrigenLLC's other investors, the Company may be requested to make additional capital contributions to maintain its respective ownership interest. The Company has maintained investment grade ratings with Fitch ICBA, Moody's Investor Service and Standard & Poor's, which facilitates access to the senior unsecured debt market. Since 1993, the Company has raised, in the aggregate, $263.4 million from the sale of Sun's shares of common stock, $84.2 million from the issuance of OP units in the Company and $430 million from secured and unsecured debt securities. In addition, at December 31, 2001, ninety-six of the Properties were unencumbered by debt, therefore, providing substantial financial flexibility. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See "Factors that May Affect Future Results". If the Company is unable to obtain additional equity or debt financing on acceptable terms, the Company's business, results of operations and financial condition will be harmed.

        The terms of the $35.8 million Preferred OP units were renegotiated effective December 31, 2001. The conversion price increased from $27 per unit to at least $68 per unit and the coupon rate was decreased from nine percent (9%) to seven percent (7%) for the first two years followed by a variable rate ranging from 6.5% to 8.5% with mandatory redemption on January 2, 2014.

        At December 31, 2001, the Company's debt to total market capitalization approximated 36.7 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 5.3 years and a weighted average interest rate of 6.6 percent.

        Capital expenditures for the years ended December 31, 2001 and 2000 included recurring capital expenditures of $4.8 million and $4.6 million, respectively.

        Net cash used in investing activities decreased by $34.2 million to $35.1 million from $69.3 million due to a $84.5 million increase in repayments from financing notes receivable, net offset by a $20.7 million increase in investment in and advances to affiliates, a $17.1 million decrease in proceeds related to property dispositions and a $12.5 million increase in rental property acquisition activities.

        Net cash used in financing activities increased by $64.4 million to $44.7 million for the year ended December 31, 2001. This increase was primarily because of a $74.5 million increase in repayments on notes payable, $100 million reduced proceeds from notes payable and $7.1 million in capital withdrawals and distributions offset by a $116.0 million increase in borrowings on the line of credit.

RATIO OF EARNINGS TO FIXED CHARGES

        The Company's ratio of earnings to fixed charges for the years ended December 31, 2001, 2000, and 1999 was 1.83:1, 1.87:1, and 1.95:1 respectively.

INDUSTRY CONDITIONS

         According to the Manufactured Housing Institute, the shipments of new manufactured homes has declined from 373,000 in 1998 to 193,000 in 2001. This decline was caused primarily by the tightening of credit standards in response to an increasing number of repossessions. Beginning in 1999, repossessions increased as unqualified borrowers defaulted on their manufactured home loans. Financing standards tightened significantly reducing demand at a time of excessive inventories. Exacerbating this excess supply was the competition of aggressively priced repossessed homes which further slowed new home sales.

         The Company expects these conditions to work themselves back into equilibrium. New home shipments increased in October 2001 as compared to October 2000, representing the first such year to year monthly increase since March 1999. Fourth quarter 2001 shipments exceeded fourth quarter 2000 shipments and the trend has continued through January 2002 with no sign of inventory accumulation. Repossessions are expected to remain at high levels throughout most, if not all, of 2002.

         These conditions adversely impact the sale of new homes by SHS, which harms the Company's profitability. Furthermore, these conditions cause a slow-down in the leasing of the Company's communities, especially newly developed expansions and new communities, which in turn slows the development of new sites causing the Company to hold non-income producing land inventory longer.

INFLATION

        Most of the leases allow for periodic rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease expires. Such types of leases generally minimize the risk of inflation to the Company.

SAFE HARBOR STATEMENT

        This Form 10-K contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see "Factors That May Affect Future Results" for a representative example of such uncertainties and factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this standard are generally to be applied prospectively. The Company does not expect a material impact from the adoption of this standard.

        In June 2001, the FASB approved SFAS No. 141, "Business Combinations and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after September 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect these pronouncements to have a material impact on its financial statements.

OTHER

       Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO data for both basic and diluted purposes for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                   2001         2000         1999
                                                 --------     --------     --------
Net income                                       $ 33,910     $ 33,294     $ 29,089
Deduct Gain from property dispositions, net        (4,275)      (4,801)        (829)
Add:
     Minority interest in earnings to
       common OP Unit holders                       5,205        5,184        4,683
     Depreciation and amortization, net
       of corporate office depreciation            33,246       30,393       28,310
                                                 --------     --------     --------

Funds from operations - basic                      68,086       64,070       61,253
Add distributions on

         Convertible preferred OP Units                --           --        2,505
                                                 --------     --------     --------
Funds from operations - diluted                  $ 68,086     $ 64,070     $ 63,758
                                                 ========     ========     ========

                                                   2001         2000         1999
                                                 --------     --------     --------
Weighted average common shares and OP Units
  outstanding for basic per share/unit data        19,907       19,999       19,961
Dilutive securities:
       Stock options and awards                       182           86          152
       Convertible preferred OP Units                  --           --        1,245
                                                 --------     --------     --------
Weighted average common shares and OP Units
  outstanding for diluted per share/unit data      20,089       20,085       21,358
                                                 ========     ========     ========

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

     The Company's variable rate debt is limited to its $150 million line of credit ($93.0 million outstanding as of December 31, 2001) which bears interest at LIBOR plus 1.0 percent. If LIBOR increased or decreased by 1.0 percent during 2001 and 2000, the Company believes its interest expense would have increased or decreased by approximately $0.7 million and $0.5 million based on the $69.2 million and $49.9 million average balance outstanding under the Company's line of credit for the year ended December 31, 2001 and 2000, respectively.

     Additionally, the Company has $49.0 million LIBOR based variable rate mortgage and other notes receivables at December 31, 2001. If LIBOR increased or decreased by 1.0 percent during 2001 and 2000, the Company believes interest income would have increased or decreased by approximately $0.8 million and $0.7 million based on the $79.5 million and $68.0 million average balance outstanding on all variable rate notes receivables for the year ended December 31, 2001 and 2000, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial statements and supplementary data are filed herewith under
Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         The General Partner is the sole general partner of the Company and, therefore, the information required by ITEMS 10, 11, 12 AND 13 will be included in the General Partner's proxy statement for its 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

                  (2) A list of the financial statement schedules required to be filed as it part of this Form 10-K is shown in the "Index to the Consolidated Financial Statements and Financial Statement Schedule" filed herewith.

                  (3) A list of the exhibits required by Item 601 of Regulation S-K to be tiled as a part of this Form 10-K is shown on the "Exhibit Index" filed herewith.

         (b)      Reports on Form 8-K:

                  No Current Reports on Form 8-K were filed during the last fiscal quarter for the year ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2002
                                    SUN COMMUNITIES OPERATING
                                    LIMITED PARTNERSHIP

                                    By:    Sun Communities, Inc., General
                                           Partner

                                    By: __________________________________
                                           Gary A. Shiffman, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                                          TITLE                                       DATE
----                                                          -----                                       ----
                                     Chief Executive Officer, President and Chairman of the
                                     Board of Directors of the General Partner                       March 27, 2002
___________________________
Gary A. Shiffman

                                     Senior Vice President, Chief Financial Officer,
                                     Treasurer, Secretary and Principal Accounting Officer           March 27, 2002
___________________________          of the General Partner
Jeffrey P. Jorissen

                                     Director of the General Partner                                 March 27, 2002
___________________________
Paul D. Lapides

                                     Director of the General Partner                                 March 27, 2002
___________________________
Ted J. Simon

                                     Director of the General Partner                                 March 27, 2002
___________________________
Clunet R. Lewis

                                     Director of the General Partner                                 March 27, 2002
___________________________
Ronald L. Piasecki

                                     Director of the General Partner                                 March 27, 2002
___________________________
Arthur A. Weiss

                                  EXHIBIT INDEX

EXHIBIT                                                                                        METHOD OF
NUMBER                                       DESCRIPTION                                         FILING
------                                       -----------                                         ------
  2.1       Form of Sun Communities, Inc.'s Common Stock Certificate                              (1)

  3.1       Amended and Restated Articles of Incorporation of Sun Communities, Inc.               (1)

  3.2       Bylaws of Sun Communities, Inc.                                                       (3)

  4.1       Indenture, dated as of April 24, 1996, among Sun Communities, Inc., Sun               (4)
            Communities Operating Limited Partnership (the "Company") and Bankers Trust
            Company, as Trustee

  4.2       Form of Note for the 2001 Notes                                                       (4)

  4.3       Form of Note for the 2003 Notes                                                       (4)

  4.4       First Supplemental Indenture, dated as of August 20, 1997, by and between the         (9)
            Company and Bankers Trust Company, as Trustee

  4.5       Form of Medium-Term Note (Floating Rate)                                              (9)

  4.6       Form of Medium-Term Note (Fixed Rate)                                                 (9)

  4.7       Articles Supplementary of Board of Directors of Sun Communities, Inc.                 (11)
            Designating a Series of Preferred Stock and Fixing Distribution and other
            Rights in such Series

  4.8       Articles Supplementary of Board of Directors of Sun Communities, Inc.                 (13)
            Designating a Series of Preferred Stock

 10.1       Second Amended and Restated Agreement of Limited Partnership of Sun                   (8)
            Communities Operating Limited Partnership

 10.2       Second Amended and Restated 1993 Stock Option Plan#                                   (12)

 10.3       Amended and Restated 1993 Non-Employee Director Stock Option Plan#                    (8)

 10.4       Form of Stock Option Agreement between Sun Communities, Inc. and certain              (1)
            directors, officers and other individuals#

 10.5       Form of Non-Employee Director Stock Option Agreement between Sun Communities,         (5)
            Inc. and certain directors#

 10.6       Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman#              (8)

 10.7       Senior Unsecured Line of Credit Agreement with Lehman Brothers Holdings Inc.          (9)

 10.8       Amended and Restated Loan Agreement between Sun Communities Funding Limited           (9)
            Partnership and Lehman Brothers Holdings Inc.

EXHIBIT                                                                                        METHOD OF
NUMBER                                       DESCRIPTION                                         FILING
------                                       -----------                                         ------
 10.9       Amended and Restated Loan Agreement among Miami Lakes Venture Associates, Sun         (9)
            Communities Funding Limited Partnership and Lehman Brothers Holdings Inc.

10.10       Form of Indemnification Agreement between each officer and director of Sun            (9)
            Communities, Inc. and the Company

10.11       Loan Agreement among the Company, Sea Breeze Limited Partnership and High             (9)
            Point Associates, LP.

10.12       Option Agreement by and between the Company and Sea Breeze Limited Partnership        (9)

10.13       Option Agreement by and between the Company and High Point Associates, LP             (9)

10.14       $1,022,538.12 Promissory Note from Gary A. Shiffman to the Company                    (7)

10.15       $1,022,538.13 Promissory Note from Gary A. Shiffman to the Company                    (7)

10.16       $6,604,923.75 Promissory Note from Gary A. Shiffman to the Company                    (7)

10.17       Stock Pledge Agreement between Gary A. Shiffman and the Company for 94,570            (7)
            shares of Common Stock

10.18       Stock Pledge Agreement between Gary A. Shiffman and the Company for 305,430           (7)
            shares of Common Stock

10.19       $1,300,195.40 Promissory Note from Gary A. Shiffman to the Company                    (9)

10.20       $1,300,195.40 Promissory Note from Gary A. Shiffman to the Company                    (9)

10.21       Stock Pledge Agreement between Gary A. Shiffman and the Company with respect          (9)
            to 80,000 shares of Common Stock

10.22       Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#           (11)

10.23       Long Term Incentive Plan                                                              (9)

10.24       Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A.            (11)
            Shiffman, dated June 5, 1998#

10.25       Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P.         (11)
            Jorissen, dated June 5, 1998#

10.26       Restricted Stock Award Agreement between Sun. Communities, Inc. and Jonathan          (11)
            M. Colman, dated June 5, 1998#

EXHIBIT                                                                                        METHOD OF
NUMBER                                       DESCRIPTION                                         FILING
------                                       -----------                                         ------
10.27       Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W.           (11)
            Fannon, dated June 5, 1998#

10.28       Sun Communities, Inc. 1998 Stock Purchase Plan#                                       (11)

10.29       Employment Agreement between Sun Home Services, Inc. and Brian Fannon#                (11)

10.30       Facility and Guaranty Agreement among Sun Communities, Inc., the Company,             (11)
            Certain Subsidiary Guarantors and First National Bank of Chicago, dated
            December 10, 1998

10.31       Rights Agreement between Sun Communities, Inc. and State Street Bank and              (10)
            Trust Company, dated April 24, 1998

10.32       Employment Agreement between Sun Communities, Inc. and Brian W. Fannon#               (11)

10.33       Contribution Agreement, dated as of September 29, 1999, by and among Sun              (13)
            Communities, Inc., the Company, Belcrest Realty Corporation and Belair Real
            Estate Corporation

10.34       One Hundred Third Amendment to Second Amended and Restated Limited                    (13)
            Partnership Agreement of the Company

10.35       One Hundred Eleventh Amendment to Second Amended and Restated Limited                 (16)
            Partnership Agreement of the Company

10.36       One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited             (16)
            Partnership Agreement of the Company

10.37       One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited              (16)
            Partnership Agreement of the Company

10.38       Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A.            (16)
            Shiffman, dated March 30, 2001

10.39       Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P.         (16)
            Jorissen, dated March 30, 2001

10.40       Restricted Stock Award Agreement between Sun Communities, Inc. and Jonathan           (16)
            M. Colman, dated March 30, 2001

10.41       Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W.           (16)
            Fannon, dated March 30, 2001

10.42       Membership Pledge Agreement dated December 13, 1999 between Bingham Financial         (14)
            Services Corporation ("Bingham") and the Company

10.43       Amended and Restated Security Agreement dated December 13, 1999 between               (14)
            Bingham and the Company

EXHIBIT                                                                                        METHOD OF
NUMBER                                       DESCRIPTION                                         FILING
------                                       -----------                                         ------
10.44       Stock Pledge Agreement dated December 13, 1999 between Bingham and the                (14)
            Operating Partnership

10.45       Supplemental Agreement Regarding Assignment of Notes, Loan Agreements and             (14)
            Security Agreements as Collateral Security dated December 13, 1999 between
            Bingham and the Company

10.46       Supplemental Agreement Regarding Assignment of Note, Loan Agreement and               (15)
            Security Agreement as Collateral Security dated December 13, 1999 between
            Bingham and the Company

10.47       Supplemental Agreement Regarding Assignment of Note and Security Agreement as         (14)
            Collateral Security dated March 16, 2000 between Bingham and the Company

10.48       Stock Pledge Agreement dated October 20, 2000 between Bingham and the Company         (14)

10.49       Amendment to Amended and Restated Security Agreement dated October 20, 2000           (14)
            between Bingham and the Company

10.50       Supplemental Agreement Regarding Assignment of Notes, Loan Agreements and             (15)
            Security Agreements as Collateral Security dated December 13, 1999 between
            Bingham and the Company

10.51       Amended and Restated Subordinated Loan Agreement dated February 1, 2002 among         (16)
            the Company, Origen Financial, Inc. and Origen Financial, L.L.C., amended by
            First Amendment to Amended and Restated Subordinated Loan Agreement dated
            March 22, 2002

10.52       Third Amended and Restated Promissory Note dated March 22, 2002 executed by           (16)
            Origen Financial, Inc. and Origen Financial, L.L.C. in favor of the Company

10.53       Amended and Restated Security Agreement dated February 1, 2002 between the            (16)
            Company and Origen Financial, Inc.

10.54       Amended and Restated Stock Pledge Agreement dated February 1, 2002 between            (16)
            Origen Financial, Inc. and the Company

10.55       Amended and Restated Limited Liability Company Interest Security and Pledge           (16)
            Agreement dated February 1, 2002 between Origen Financial, Inc. and the
            Company

10.56       Security Agreement dated February 1, 2002 between the Company and Origen              (16)
            Financial, L.L.C.

10.57       Limited Liability Company Interest Security and Pledge Agreement dated                (16)
            February 1, 2002 between the Company and Origen Financial, L.L.C.

EXHIBIT                                                                                        METHOD OF
NUMBER                                       DESCRIPTION                                         FILING
------                                       -----------                                         ------
10.58       Amended and Restated Guaranty made February 1, 2002 by Bingham in favor of            (16)
            the Company

10.59       Investment Agreement dated July 20, 2001 between SUI TRS, Inc., Shiffman              (16)
            Family LLC, Bingham and Woodward Holdings, LLC, amended by Amendment to
            Investment Agreement dated August 13, 2001

10.60       Limited Liability Company Agreement of Origen Financial, L.L.C. dated                 (16)
            December 18, 2001 by and among SUI TRS, Inc., Shiffman Family LLC, Bingham and Woodward Holdings LLC

10.61       Participation Agreement dated February 28, 2002 between the Company and               (16)
            Woodward Holdings, LLC

 12.1       Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to            (17)
            Combined Fixed Charges and Preferred Dividends

  21        List of Subsidiaries of Sun Communities Operating Limited Partnership                 (17)

  23        Consent of PricewaterhouseCoopers LLP, independent accountants                        (17)

--------------------------------

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

         (10) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated April 24, 1998.

         (11) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

         (12) Incorporated by reference to Sun Communities, Inc.'s Proxy Statement, dated April 20, 1999

         (13) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 14, 1999.

         (14) Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form S-3, Amendment No. 1, No. 333-54718.

         (15) Incorporated by reference to Sun Communities Operating Limited Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, No. 333-2522-01.

         (16) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, No. 1-12616.

         (17)     Filed herewith.

         # Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGES

Report of Independent Accountants............................................F-2


Financial Statements:

   Consolidated Balance Sheets as of December 31, 2001 and 2000..............F-3

   Consolidated Statements of Income
        for the Years Ended December 31, 2001, 2000 and 1999.................F-4

   Consolidated Statements of Partners' Capital for the Years
        Ended December 31, 2001, 2000 and 1999...............................F-5

   Consolidated Statements of Cash Flows for the
        Years Ended December 31, 2001, 2000 and 1999.........................F-6

   Notes to Consolidated Financial Statements.........................F-7 - F-16


Schedule III - Real Estate and Accumulated Depreciation..............F-17 - F-21

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Sun Communities
Operating Limited Partnership:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, partners' capital and of cash flows present fairly, in all material respects, the financial position of Sun Communities Operating Limited Partnership and subsidiaries (the "Company") at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Detroit, Michigan
February 19, 2002

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2001 AND 2000
(AMOUNTS IN THOUSANDS)

                                     ASSETS                           2001            2000
                                                                   ---------       ---------
Investment in rental property, net                                 $ 813,334       $ 751,820
Cash and cash equivalents                                              4,587          18,466
Notes and other receivables                                          107,993         158,949
Investment in and advances to affiliates                              38,856           7,930
Other assets                                                          32,279          32,063
                                                                   ---------       ---------

               Total assets                                        $ 997,049       $ 969,228
                                                                   =========       =========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Line of credit                                                 $  93,000       $  12,000
    Debt                                                             402,198         452,508
    Accounts payable and accrued expenses                             17,683          16,304
    Deposits and other liabilities                                     8,929           8,839
                                                                   ---------       ---------

               Total liabilities                                     521,810         489,651
                                                                   ---------       ---------

Series B Cumulative Preferred Operating Partnership
    Units ("Series B Units"), mandatory redeemable, 82 and
    36 issued and outstanding for 2001 and 2000, respectively          8,175           3,564

Preferred Operating Partnership Units ("POP Units"),
    redeemable, 1,326 issued and outstanding                          35,783          35,783

Partners' Capital:
    Series A Perpetual Preferred Operating Partnership Units,
          ("Series A Units") unlimited authorized, 2,000
          issued and outstanding                                      50,000          50,000
    Operating Partnership ("OP Units") unlimited authorized,
         20,173 and 20,194 issued and outstanding in 2001 and
         2000, respectively
          General partner                                            339,240         343,380
          Limited partners                                            49,040          51,596
    Unearned Compensation                                             (6,999)         (4,746)
                                                                   ---------       ---------

               Total partners' capital                               431,281         440,230
                                                                   ---------       ---------

               Total liabilities and partners' capital             $ 997,049       $ 969,228
                                                                   =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(AMOUNTS IN THOUSANDS EXCEPT FOR PER UNIT DATA)

                                                              2001          2000          1999
                                                            --------      --------      --------
REVENUES
    Income from property .............................      $139,022      $132,440      $125,424
    Other income .....................................        14,532        14,105         9,530
                                                            --------      --------      --------

       Total revenues ................................       153,554       146,545       134,954
                                                            --------      --------      --------

EXPENSES
    Property operating and maintenance ...............        29,154        28,592        27,300
    Real estate taxes ................................         9,524         9,115         8,888
    Property management ..............................         2,746         2,934         2,638
    General and administrative .......................         4,627         4,079         3,682
    Depreciation and amortization ....................        33,516        30,671        28,551
    Interest .........................................        31,016        29,651        27,289
                                                            --------      --------      --------

       Total expenses ................................       110,583       105,042        98,348
                                                            --------      --------      --------

Income before gain from property dispositions, net and
    distribution to Preferred OP Units ...............        42,971        41,503        36,606
Gain from property dispositions, net .................         4,275         4,801           829
                                                            --------      --------      --------

Income before distribution to Preferred OP Units .....        47,246        46,304        37,435

Less distribution to Preferred OP Units ..............         8,131         7,826         3,663
                                                            --------      --------      --------

Earnings attributable to OP Units ....................      $ 39,115      $ 38,478      $ 33,772
                                                            ========      ========      ========
Earnings attributed to:
       General Partner ...............................      $ 33,910      $ 33,294      $ 29,089
       Limited Partners ..............................         5,205         5,184         4,683
                                                            --------      --------      --------

                                                            $ 39,115      $ 38,478      $ 33,772
                                                            ========      ========      ========
Earnings per OP Unit:
       Basic .........................................      $   1.96      $   1.92      $   1.69
                                                            ========      ========      ========
       Diluted .......................................      $   1.94      $   1.91      $   1.68
                                                            ========      ========      ========

Weighted average OP Units outstanding:

       Basic .........................................        19,907        19,999        19,961
                                                            ========      ========      ========
       Diluted .......................................        20,089        20,085        20,113
                                                            ========      ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(AMOUNTS IN THOUSANDS EXCEPT FOR PER UNIT DATA)

                                                             GENERAL         LIMITED         UNEARNED
                                                             PARTNER         PARTNER       COMPENSATION
                                                            ---------       ---------      ------------
Balance, January 1, 1999 .............................      $ 348,266       $  55,372       $  (5,302)
Issuance (disposition) of OP Units, net ..............                            (74)
Net contributions ....................................          1,754
Net income ...........................................         29,089           4,683
Distributions declared of $2.02 per OP Unit ..........        (35,009)         (5,613)
Reclassification and conversion of limited partnership
    interests ........................................          2,317          (2,317)
Issuance of General Partner's restricted common
    stock awards, net ................................                                           (157)
                                                            ---------       ---------       ---------

Balance, December 31, 1999 ...........................        346,417          52,051          (5,459)

Issuance (disposition) of OP Units, net ..............                            (16)
Net contributions ....................................            420
Net income ...........................................         33,294           5,184
Distributions declared of $2.10 per OP Unit ..........        (36,717)         (5,657)
Reclassification and conversion of limited partnership
    interests ........................................            (34)             34
Amortization .........................................                                            713
                                                            ---------       ---------       ---------

Balance, December 31, 2000 ...........................        343,380          51,596          (4,746)

Issuance (disposition) of OP Units, net ..............                            (19)
Net contributions (withdrawals) ......................         (1,830)
Net income ...........................................         33,910           5,205
Distributions declared of $2.18 per OP Unit ..........        (38,161)         (5,801)
Reclassification and conversion of limited partnership
    interests ........................................          1,941          (1,941)
Issuance of General Partner's restricted common
    stock awards, net ................................                                         (3,188)
Amortization .........................................                                            935
                                                            ---------       ---------       ---------

Balance, December 31, 2001 ...........................      $ 339,240       $  49,040       $  (6,999)
                                                            =========       =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(AMOUNTS IN THOUSANDS)

                                                                             2001            2000            1999
                                                                          ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Earnings attributable to OP Units ................................      $  39,115       $  38,478       $  33,772
  Adjustments to reconcile earnings attributable to OP Units to cash provided by operating activities:
      Gain from property dispositions, net .........................         (4,275)         (4,801)         (1,781)
      Depreciation and amortization costs ..........................         33,516          30,671          28,551
      Amortization of deferred financing costs .....................          1,065             943             865
  Increase in other assets .........................................         (4,879)         (7,480)         (9,329)
  Increase (decrease) in accounts payable and other liabilities ....          1,329          (1,133)          1,616
                                                                          ---------       ---------       ---------
      Net cash provided by operating activities ....................         65,871          56,678          53,694
                                                                          ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in rental properties ..................................        (70,331)        (57,832)        (67,588)
  Proceeds related to property dispositions ........................         17,331          34,460          36,720
  Investment in and advances to affiliates .........................        (20,056)            675           2,854
  Investment in notes receivable, net ..............................         37,968         (46,577)        (52,218)
                                                                          ---------       ---------       ---------
      Net cash used in investing activities ........................        (35,088)        (69,274)        (80,232)
                                                                          ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions (withdrawals) ..............................         (5,101)            404          51,176
  Borrowings on line of credit, net ................................         81,000         (35,000)         21,000
  Proceeds from notes payable and other debt .......................             --         100,000              --
  Repayments on notes payable and other debt .......................        (76,599)         (2,056)         (1,741)
  Payments for deferred financing costs ............................             --          (1,242)         (1,533)
  Distributions ....................................................        (43,962)        (42,374)        (40,622)
                                                                          ---------       ---------       ---------
      Net cash provided by (used in) financing activities ..........        (44,662)         19,732          28,280
                                                                          ---------       ---------       ---------
  Net increase (decrease) in cash and cash equivalents .............        (13,879)          7,136           1,742
  Cash and cash equivalents, beginning of year .....................         18,466          11,330           9,588
                                                                          ---------       ---------       ---------

  Cash and cash equivalents, end of year ...........................      $   4,587       $  18,466       $  11,330
                                                                          =========       =========       =========

SUPPLEMENTAL INFORMATION
  Cash paid for interest including capitalized amounts of
      $3,704, $3,148 and $2,230 in 2001, 2000 and 1999, respectively      $  30,048       $  31,882       $  28,422
  Noncash investing and financing activities:
      Debt assumed for rental properties ...........................         26,289              --          10,445
      Capitalized lease obligations for rental properties ..........             --              --          10,605
      Property acquired through the exchange of similar property ...             --              --           7,700
      Restricted common stock issued as unearned
         compensation by the general partner, net ..................          3,188              --             720
      Property acquired (sold) in satisfaction of note receivable ..          1,338          (8,614)          4,400
      Issuance of partnership units for rental properties ..........          4,612           3,564              --
      Notes receivable reclassified to advances to affiliates ......         11,210              --              --

The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

1.   BASIS OF PRESENTATION:

     Sun Communities Operating Limited Partnership (the "Company") owns and operates or finances manufactured housing community properties. Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the Company's partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. The amounts reimbursed by the Company are reflected in the statement of income as general and administrative expenses. The balance sheet of Sun as of December 31, 2001 is identical to the accompanying Company balance sheet, except as follows:

                                                                (AMOUNTS IN THOUSANDS)
                                              -----------------------------------------------------------
                                                AS PRESENTED
                                                   HEREIN                           SUN COMMUNITIES, INC.
                                              DECEMBER 31, 2001      ADJUSTMENTS      DECEMBER 31, 2001
                                              -----------------      -----------    ---------------------
Notes and other receivables ............          $ 107,993           $  (2,600)          $ 105,393
                                                  =========           =========           =========

Total assets ...........................          $ 997,049           $  (2,600)          $ 994,449
                                                  =========           =========           =========

Minority interests .....................                 --             142,998           $ 142,998
                                                                                          =========

Series B Units .........................          $   8,175              (8,175)

POP Units ..............................             35,783             (35,783)


Series A Units .........................             50,000             (50,000)
General partner ........................            339,240            (339,240)
Limited partners .......................             49,040             (49,040)
Common stock ...........................                                    178           $     178
Additional paid-in capital .............                                399,789             399,789
Unearned compensation ..................             (6,999)                 --              (6,999)
Distributions in excess of accumulated
     earnings ..........................                                (45,939)            (45,939)
Officers' notes ........................                                (11,004)            (11,004)
Treasury stock .........................                                 (6,384)             (6,384)
                                                  ---------           ---------           ---------
     Partners' capital/Stockholders'
          equity .......................          $ 431,281           $  (2,600)          $ 329,641
                                                  =========           =========           =========
Total liabilities and partners' capital/
     Stockholders' equity ..............          $ 997,049           $  (2,600)          $ 994,449
                                                  =========           =========           =========

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2001, 2000 AND 1999

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     a. BUSINESS: The Company owns and operates or finances 116 manufactured housing communities located in 15 states concentrated principally in the Midwest and Southeast comprising approximately 40,544 developed sites and approximately 4,385 sites suitable for development.

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

     c. RENTAL PROPERTY: Rental property is recorded at cost, less accumulated depreciation. Management evaluates the recoverability of its investment in rental property whenever events or changes in circumstances such as recent operating results, expected net operating cash flow and plans for future operations indicate that full asset recoverability is questionable. Recoverability of these assets is measured by a comparison of the carrying amount of such assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset as determined on a discounted cash flow basis.

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of this SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect a material impact from the adoption of this standard.

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

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2001, 2000 AND 1999

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     d. CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents.

     e. NOTES RECEIVABLE: The Company evaluates the recoverability of its notes receivable whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. The loan is then measured based on the present value of the expected future cash flow discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

     f. INVESTMENTS IN AND ADVANCES TO AFFILIATES: Sun Home Services ("SHS") provides home sales and other services to current and prospective tenants. Through the Operating Partnership, the Company owns 100 percent of the outstanding preferred stock of SHS, is entitled to ninety-five percent (95%) of the operating cash flow, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by one officer of the Company and the estate of a former officer of the Company who collectively are entitled to receive five percent (5%) of the operating cash flow.

         Bingham Financial Services Corporation ("BFSC") was formed by Sun in 1997 in response to demand for financing from purchasers and residents in the Company's communities. As BFSC's business developed, its objectives and opportunities expanded and the Company concluded that its business could be operated and grown more effectively as a separate public entity. BFSC's initial public offering occurred in November 1997. The Company has continued to provide financial support to BFSC. In December 2001, the Company, through SHS, made a $15 million equity investment in a newly formed company Origen Financial, L.L.C., that will merge with Origen Financial, Inc., subsidiary of BFSC, as part of the recapitalization of BFSC. As a result of this equity investment, the Company will own approximately a thirty percent (30%) interest in the surviving company ("Origen"), which company will hold all of the operating assets of BFSC and its subsidiaries. BFSC owns approximately a twenty percent (20%) interest in Origen and the Company (together with the other investors in Origen) has the right to purchase its pro-rata share of BFSC's interest in Origen at fair value as determined by an independent nationally recognized investment banking firm's application of generally accepted valuation methodologies at any time between the third and fifth anniversaries of the closing date of the Company's investment in Origen. Coincident with the recapitalization of BFSC, Gary A. Shiffman, Sun's Chairman, Chief Executive Officer and President, invested on behalf of himself and his family $5 million in Origen and holds approximately a ten percent (10%) interest in Origen. An unrelated third party also invested $20 million all on the same terms as the Company and Mr. Shiffman. Mr. Shiffman and Arthur A. Weiss, the Company's legal counsel, are directors of BFSC and Sun and Mr. Shiffman currently serves as Chairman of both companies.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2001, 2000 AND 1999

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     f.  INVESTMENTS IN AND ADVANCES TO AFFILIATES (CONTINUED):

         Additionally, the Company (together with the unrelated third party) provides financing to Origen and is subject to the risks of being a lender. These risks include the risks relating to borrower delinquency and default and the adequacy of the collateral for such loans. This financing consists of a $21.25 million standby line of credit of which the Company's commitment is $12.5 million ($11.2 million was outstanding as of December 31, 2001), bearing interest at a per annum rate equal to 700 basis points over LIBOR, with a minimum interest rate of 11 percent and a maximum interest rate of 15 percent. This line of credit is collateralized by a security interest in Origen's assets, which is subordinate in all respects to all institutional indebtedness of Origen, and a guaranty and pledge of assets by Bingham. Under the participation agreement, each lender participates pari passu in all proceeds from the line of credit, provided that, if additional funds in excess of $17.5 million are loaned to Origen and both lenders do not participate therein, such additional amounts funded will be subordinate in all respects to all indebtedness of Origen in which both lenders have participated.

         Summarized financial information of the Company's equity investments presented before elimination of intercompany transactions follows:

                                           2001           2000
                                        ---------      ---------
 Loans receivable, net .............    $ 127,412      $      --
 SHS assets ........................       35,545         14,364
 Other assets ......................       30,580             --
                                        ---------      ---------
        Total assets ...............    $ 193,537      $  14,364
                                        =========      =========
 Advances under

     repurchase agreements .........    $ 105,564      $      --
 Debt payable to the Company .......       39,729          7,242
 Other liabilities .................       29,592          7,657
                                        ---------      ---------
        Total liabilities ..........      174,885         14,899
 Equity (deficit) ..................       18,652           (535)
                                        ---------      ---------
        Total liabilities and equity    $ 193,537      $  14,364
                                        =========      =========

 Revenues ..........................    $  27,731(1)   $  24,500
 Expenses ..........................       28,788(1)      25,539
                                        ---------      ---------
 Net loss ..........................    $  (1,057)     $  (1,039)
                                        =========      =========

(1) Includes Origen's financial data for the period from December 19, 2001 to December 31, 2001.

     g. REVENUE RECOGNITION: Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by state statute.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2001, 2000 AND 1999

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     h. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying value of financial instruments which includes cash and cash investments, mortgages and notes receivable and debt approximates fair value. Fair values have been determined through information obtained from market sources and management estimates.

     i. TAXES: As a partnership, the Company does not pay federal or state income taxes.

     j. RECLASSIFICATIONS: Certain 2000 and 1999 amounts have been reclassified to conform with the 2000 financial statement presentation. Such reclassifications had no effect on operations as originally presented.

RENTAL PROPERTY (AMOUNTS IN THOUSANDS):

                                             AT  DECEMBER 31
                                        -------------------------
                                           2001            2000
                                        ---------       ---------
Land .............................      $  82,326       $  76,120
Land improvements and buildings ..        818,043         739,858
Furniture, fixtures, equipment ...         20,700          17,498
Land held for future development .         16,810          12,042
Property under development .......         15,777          21,859
                                        ---------       ---------
                                          953,656         867,377
     Less accumulated depreciation       (140,322)       (115,557)
                                        ---------       ---------

                                        $ 813,334       $ 751,820
                                        =========       =========

     Land improvements and buildings consist primarily of infrastructure, roads, landscaping, and clubhouses, maintenance buildings and amenities. Included in rental property at December 31, 2001 and 2000 are net carrying amounts related to capitalized leases of $28.6 million and $39.7 million, respectively.

     During 2001, the Company acquired five communities comprising 2,332 developed sites for $55.8 million and two development communities comprising 1,273 sites for $4.3 million. During 2000, the Company acquired three manufactured housing communities comprising 659 developed sites for $21.1 million. These transactions have been accounted for as purchases, and the statements of income include the operations of the acquired communities from the dates of their respective acquisitions. As of December 31, 2001, in conjunction with a 1993 acquisition, the Company is obligated to issue $8.2 million of OP Units through 2009 based on the per unit price of the OP Units on the issuance date. This obligation was accounted for as part of the purchase price of the original acquisition.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2001, 2000 AND 1999

4.   NOTES AND OTHER RECEIVABLES (AMOUNTS IN THOUSANDS):

                                                                                 AT  DECEMBER 31
                                                                             ----------------------
                                                                               2001          2000
                                                                             --------      --------
Mortgage and other notes receivable primarily with minimum monthly interest payments at LIBOR based floating rates of approximately
      LIBOR + 3.0%, maturing at various dates from January 2002 through
      June 2012, substantially collateralized by manufactured
      communities                                                            $ 77,424      $ 71,775

Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate
      and maturity of 8.5% and 20 years, respectively                          13,474        32,426

Other receivables                                                              14,495        12,299

BFSC related receivables                                                           --        39,849

10 year note to an officer of the general partner bearing interest at
      LIBOR + 1.75%, with a minimum and maximum interest rate of 6%
      and 9%, respectively, collateralized by 80,000 shares of Sun's
      common stock with personal liability up to $1.3 million                   2,600         2,600
                                                                             --------      --------

                                                                             $107,993      $158,949
                                                                             ========      ========

     At December 31, 2001, the maturities of mortgage and other notes receivables are approximately as follows: 2002 - $40.7 million; 2003 - $13.1 million; 2004 - $3.5 million; 2005 and after - $20.1 million.

5.   DEBT (AMOUNTS IN THOUSANDS):

                                                                            AT DECEMBER 31
                                                                        ----------------------
                                                                           2001         2000
                                                                        --------      --------
Collateralized term loan, interest at 7.01%, due September 9, 2007      $ 42,820      $ 43,393
Senior notes, interest at 7.625%, due May 1, 2003 ................        85,000        85,000
Senior notes, interest at 6.97%, due December 3, 2007 ............        35,000        35,000
Senior notes, interest at 8.20%, due August 15, 2008 .............       100,000       100,000
Senior notes, interest at 6.77%, due May 14, 2015,
     callable/redeemable May 16, 2005 ............................        65,000        65,000
Senior notes, interest at 7.375%, paid in May 1, 2001 ............            --        65,000
Capitalized lease obligations, interest at 6.1%
     due through December 2003 ...................................        26,045        36,009
Mortgage notes, other ............................................        48,333        23,106
                                                                        --------      --------

                                                                        $402,198      $452,508
                                                                        ========      ========

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2001, 2000 AND 1999

5.   DEBT (AMOUNTS IN THOUSANDS) (CONTINUED):

     The Company has a $150 million unsecured line of credit at LIBOR plus 1.0 percent maturing in January, 2003, of which $57 million was available at December 31, 2001. The average interest rate of outstanding borrowings at December 31, 2001 was 3.22 percent.

     The term loan is collateralized by seven communities comprising approximately 3,400 sites. The capitalized lease obligations and mortgage notes are collateralized by eleven communities comprising approximately 4,440 sites. At the lease expiration date of the capitalized leases, the Company has the right and intends to purchase the properties for the amount of the then outstanding lease obligation. Annual payments under capitalized lease obligations are $2.1 million in 2002 and $0.8 million in 2003.

     At December 31, 2001, the maturities of debt, excluding the line of credit, during the next five years are approximately as follows: 2002 - $17.6 million; 2003 - $86.7 million; 2004 - $12.2 million; 2005 - $1.6 million;
     and 2006 - $7.9 million.

     The Company is the guarantor of $23.2 million in personal bank loans maturing in 2004, made to Sun's directors, employees and consultants to purchase common stock of the general partner and OP Units pursuant to Sun's Stock Purchase Plan. No compensation expense was recognized in respect to the guarantees as the fair value therefore was not material nor have there been any defaults.

6.   SUN'S STOCK OPTIONS:

     Data pertaining to Sun's stock option plans are as follows:

                                                                        2001                2000                1999
                                                                     ---------           ---------           ---------
Options outstanding, January 1..............................         1,109,250           1,121,000           1,055,600
Options granted.............................................           137,900              17,500             102,000
    Option price.........................................        $27.03-$32.81              $35.37       $30.03-$32.96
Options exercised...........................................            59,773              16,667              35,099
    Option price.........................................        $22.75-$33.75       $28.64-$30.03       $22.75-$33.75
Options forfeited...........................................            96,133              12,583               1,501
    Option price.........................................        $27.03-$33.82       $30.03-$33.75              $33.75
Options outstanding, December 31............................         1,090,794(a)        1,109,250           1,121,000
    Option price............................................        $20-$35.39          $20-$35.39          $20-$35.39
Options exercisable, December 31............................           823,227(a)          827,329             709,811

(a) There are 365,675 and 279,409 options outstanding and exercisable, respectively, which range from $20.00 - $27.99 with a weighted average life of 5.1 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $24.33 and $23.50, respectively. There are 725,119 and 543,868 options outstanding and exercisable, respectively, which range from $28.00 - $35.39 with a weighted average life of 4.3 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $30.89 and $30.24, respectively.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2001, 2000 AND 1999

6.   SUN'S STOCK OPTIONS (CONTINUED):

     Sun's stock option plans provide for up to 2.2 million shares of common stock that may be granted to directors, executive officers and other key employees of Sun or the Company. At December 31, 2001, 369,764 shares of common stock were available for the granting of options. Options are granted at fair market value and generally vest over a two-year period and may be exercised for 10 years after date of grant. In addition, the Company established a Long-Term Incentive Plan in 1997 for certain employees granting 168,000 options which become exercisable in equal installments in 2002-2004.

     The Company has opted to measure compensation cost utilizing the intrinsic value method. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for options granted in:

                                                                         2001         2000         1999
                                                                        ------       ------       ------
Estimated fair value per share/unit of options granted during year      $ 6.19       $ 2.43       $ 2.43

Assumptions:
  Annualized dividend yield ......................................         5.9%         7.1%         7.1%
  Common stock/partnership interest price volatility .............        16.4%        15.3%        15.3%
  Risk-free rate of return .......................................         5.3%         6.4%         6.4%
  Expected option term (in years) ................................           4            6            6

      If compensation cost for stock option grants had been recognized based on the fair value at the grant date, this would have resulted in net income of $38.7 million, $38.2 million and $33.4 million and net income per OP Unit of $1.95, $1.91 and $1.68 in 2001, 2000 and 1999, respectively.

7.   PARTNERS' CAPITAL:

     There are approximately $8.2 million of $100 mandatory redemption price Series B Units outstanding at December 31, 2001 with mandatory dividends at rates ranging from 6.85 percent to 9.19 percent and maturing between 2003 and 2012.

     The Company issued 2 million Series A Units at $25 per unit in September 1999 bearing an annual coupon rate of 8.875 percent. The Series A Units may be called by the Company at par on or after September 29, 2004, have no stated maturity or mandatory redemption and are convertible into Sun's preferred stock under certain circumstances.

     The terms of the POP Units issued at $27 per unit were renegotiated effective December 31, 2001. The conversion price increased to at least $68 per unit and the annual coupon rate was decreased from 9.0 percent to 7.0 percent for the first two years followed by a variable rate ranging from
     6.5 percent to 8.5 percent with mandatory redemption on January 2, 2014.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2001, 2000 AND 1999

7.   PARTNERS' CAPITAL (CONTINUED):

     In March 2001 and December 1999, the Company's general partner issued additional restricted stock awards of 99,422 at $33.00 per unit and 24,750 at $30.00 per unit, respectively, to officers and certain employees which are being amortized over their five to ten year vesting period. Compensation cost recognized in income for all restricted stock awards was $0.9 million, $0.7 million and $0.6 million in 2001, 2000 and 1999, respectively.

8.   OTHER INCOME (AMOUNTS IN THOUSANDS):

     The components of other income are as follows for the years ended December 31, 2000, 1999 and 1998:

                             2001         2000         1999
                           -------      -------      -------
Interest income            $10,706      $ 9,385      $ 6,345
Income from affiliate          131          607        1,726
Other income                 3,695        4,113        1,459
                           -------      -------      -------
                           $14,532      $14,105      $ 9,530
                           =======      =======      =======

9.   EARNINGS PER OP UNIT (AMOUNTS IN THOUSANDS):

                                                          2001         2000         1999
                                                        -------      -------      -------
Earnings used for basic and diluted earnings per
    OP Unit computation                                 $39,115      $38,478      $33,772
                                                        =======      =======      =======

Total units used for basic earnings per OP Unit          19,907       19,999       19,961
Dilutive securities:
    Stock options                                           182           86          152
                                                        -------      -------      -------
Total shares used for diluted earnings per OP Unit
    computation                                          20,089       20,085       20,113
                                                        =======      =======      =======

     Diluted earnings per OP Unit reflect the potential dilution that would occur if securities were exercised or converted into OP Units.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2001, 2000 AND 1999

10.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following unaudited quarterly amounts are in thousands, except for per unit amounts:

                                                  FIRST        SECOND       THIRD        FOURTH
                                                 QUARTER       QUARTER     QUARTER       QUARTER
                                                 MARCH 31      JUNE 30     SEPT. 30      DEC. 31
                                                 --------      -------     --------      -------
2001
Total revenues .............................      $39,091      $38,148      $38,309      $38,006
Operating income(a) ........................      $27,498      $26,987      $26,553      $26,465
Income before other, net and distribution to
   Preferred OP Units ......................      $11,264      $10,885      $11,149      $ 9,673
Earnings attributable to OP Units(b) .......      $12,805      $ 9,602      $ 9,092      $ 7,616
Weighted average OP Units ..................       20,025       19,856       19,863       19,885
Earnings per OP Unit-basic .................      $  0.64      $  0.48      $  0.46      $  0.38

2000
Total revenues .............................      $36,033      $36,064      $37,013      $37,435
Operating income(a) ........................      $24,823      $25,380      $25,549      $26,073
Income before other, net and distribution to
   Preferred OP Units ......................      $10,430      $10,396      $10,200      $10,477
Earnings attributable to OP Units(b) .......      $ 8,515      $ 8,440      $12,842        8,681
Weighted average OP Units ..................       20,006       19,999       19,998       19,994
Earnings per OP Unit-basic .................      $  0.43      $  0.42      $  0.64      $  0.43

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

(b) Earnings attributable to OP Units includes net gains on the disposition of properties of $3,517 in the first quarter of 2001, $758 in the second quarter of 2001, $4,619 in the third quarter of 2000 and $182 in the fourth quarter of 2000.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED                 SCHEDULE III
DECEMBER 31, 2001
(AMOUNT IN THOUSANDS)

                                                                                     COST CAPITALIZED
                                                                                      SUBSEQUENT TO             GROSS AMOUNT
                                                                INITIAL COST           ACQUISITION               CARRIED AT
                                                                 TO COMPANY            IMPROVEMENTS          DECEMBER 31, 2001
                                                           ---------------------   ---------------------  -----------------------
                                                                       BUILDING                BUILDING                 BUILDING
                                                                          AND                     AND                     AND
PROPERTY NAME                   LOCATION      ENCUMBRANCE     LAND     FIXTURES      LAND      FIXTURES      LAND       FIXTURES
----------------------  --------------------  -----------  ---------   ---------   ---------   ---------  ---------     ---------
Academy/Westpoint       Canton, MI                   --    $   1,485   $  14,278          --   $      34  $   1,485     $  14,312
Allendale               Allendale, MI                --          372       3,684          --       3,542        372         7,226
Alpine                  Grand Rapids, MI             --          729       6,692          --       3,431        729        10,123
Apple Creek             Amelia, OH                   (3)         543       5,480          --          70        543         5,550
Arbor Terrace           Brandenton, FL               --          481       4,410          --         275        481         4,685
Ariana Village          Lakeland, FL                 --          240       2,195          --         467        240         2,662
Autumn Ridge            Ankeny, IO                   --          890       8,054          --         776        890         8,830
Bedford Hills           Battle Creek, MI             (1)       1,265      11,562          --         385      1,265        11,947
Bell Crossing           Clarksville, TN              --          717       1,916          --       2,796        717         4,712
Bonita Lake             Bonita Springs, FL           --          285       2,641          --         166        285         2,807
Boulder Ridge           Pflugerville, TX             --        1,000         500   $   3,324      11,890      4,324        12,390
Branch Creek            Austin, TX                   --          796       3,716          --       4,419        796         8,135
Brentwood               Kentwood, MI                 --          385       3,592          --         214        385         3,806
Byrne Hill Village      Toledo, OH                   --          383       3,903          --         168        383         4,071
Brookside Village       Goshen, IN                   --          260       1,080         386       7,236        646         8,316
Buttonwood Bay          Sebring, IN              13,789(8)     1,952      18,294          --          --      1,952        18,294
Byron Center            Byron Center, MI             --          253       2,402          --         143        253         2,545
Country Acres           Cadillac, MI                 --          380       3,495          --         220        380         3,715
Candlewick Court        Owosso, MI                   --          125       1,900         132       1,026        257         2,926
Carrington Pointe       Ft. Wayne, IN                --        1,076       3,632          --       3,787      1,076         7,419
Casa Del Valle          Alamo, TX                    --          246       2,316          --         373        246         2,689
Catalina                Middletown, OH               --          653       5,858          --         713        653         6,571
Candlelight Village     Chicago Heights, IL          --          600       5,623          --         550        600         6,173
Chisholm Point          Pflugerville, TX             --          609       5,286          --       1,775        609         7,061
Clearwater Village      South Bend, IN               --           80       1,270          61       1,838        141         3,108
Country Meadows         Flat Rock, MI                --          924       7,583         296       9,284      1,220        16,867
Continental North       Davison, MI                  --           (7)         (7)         --       3,555         --         3,555
Cobus Green             Elkhart, IN                  --          762       7,037          --         609        762         7,646
College Park Estates    Canton, MI                   --           75         800         174       4,627        249         5,427
Continental Estates     Davison, MI                  --        1,625      16,581         150       1,299      1,775        17,880
Countryside Village     Perry, MI                    (1)         275       3,920         185       1,990        460         5,910
Creekwood Meadows       Burton, MI                   --          808       2,043         404       6,317      1,212         8,360
Cutler Estates          Grand Rapids, MI             (1)         749       6,941          --         233        749         7,174
Davison East            Davison, MI                              (7)          (7)         --          --         --            --
Deerfield Run           Anderson, MI              1,700          990       1,607          --       2,555        990         4,162

                                                                             DATE OF
                                                          ACCUMULATED    CONSTRUCTION (C)
PROPERTY NAME                   LOCATION        TOTAL     DEPRECIATION   ACQUISITION (A)
----------------------  --------------------  ---------   ------------   ----------------
Academy/Westpoint       Canton, MI            $  15,797    $     721         2000(A)
Allendale               Allendale, MI             7,598        1,151         1996(A)
Alpine                  Grand Rapids, MI         10,852        1,569         1996(A)
Apple Creek             Amelia, OH                6,093          436         1999(A)
Arbor Terrace           Brandenton, FL            5,166          883         1996(A)
Ariana Village          Lakeland, FL              2,902          653         1994(A)
Autumn Ridge            Ankeny, IO                9,720        1,588         1996(A)
Bedford Hills           Battle Creek, MI         13,212        2,227         1996(A)
Bell Crossing           Clarksville, TN           5,429          256         1999(A)
Bonita Lake             Bonita Springs, FL        3,092          522         1996(A)
Boulder Ridge           Pflugerville, TX         16,714        1,144         1998(C)
Branch Creek            Austin, TX                8,931        1,401         1995(A)
Brentwood               Kentwood, MI              4,191          728         1996(A)
Byrne Hill Village      Toledo, OH                4,454          354         1999(A)
Brookside Village       Goshen, IN                8,962        1,563         1985(A)
Buttonwood Bay          Sebring, IN              20,246          296         2001(A)
Byron Center            Byron Center, MI          2,798          492         1996(A)
Country Acres           Cadillac, MI              4,095          680         1996(A)
Candlewick Court        Owosso, MI                3,183          778         1985(A)
Carrington Pointe       Ft. Wayne, IN             8,495          889         1997(A)
Casa Del Valle          Alamo, TX                 2,935          437         1997(A)
Catalina                Middletown, OH            7,224        1,753         1993(A)
Candlelight Village     Chicago Heights, IL       6,773        1,149         1996(A)
Chisholm Point          Pflugerville, TX          7,670        1,398         1995(A)
Clearwater Village      South Bend, IN            3,249          689         1986(A)
Country Meadows         Flat Rock, MI            18,087        3,385         1994(A)
Continental North       Davison, MI               3,555          225         1996(A)
Cobus Green             Elkhart, IN               8,408        2,051         1993(A)
College Park Estates    Canton, MI                5,676        1,310         1978(A)
Continental Estates     Davison, MI              19,655        3,391         1996(A)
Countryside Village     Perry, MI                 6,370        1,429         1987(A)
Creekwood Meadows       Burton, MI                9,572          924         1997(C)
Cutler Estates          Grand Rapids, MI          7,923        1,337         1996(A)
Davison East            Davison, MI                  --           --         1996(A)
Deerfield Run           Anderson, MI              5,152          240         1999(A)

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED                 SCHEDULE III
DECEMBER 31, 2001
(AMOUNT IN THOUSANDS)

                                                                                     COST CAPITALIZED
                                                                                      SUBSEQUENT TO             GROSS AMOUNT
                                                                INITIAL COST           ACQUISITION               CARRIED AT
                                                                 TO COMPANY            IMPROVEMENTS          DECEMBER 31, 2001
                                                           ---------------------   ---------------------  -----------------------
                                                                       BUILDING                BUILDING                 BUILDING
                                                                          AND                     AND                     AND
PROPERTY NAME                   LOCATION      ENCUMBRANCE     LAND     FIXTURES      LAND      FIXTURES      LAND       FIXTURES
----------------------  --------------------  -----------  ---------   ---------   ---------   ---------  ---------     ---------
Desert View Village     West Wendover, NV            --        1,180          --         423       5,035      1,603         5,035
Eagle Crest             Firestone, CO                --        4,073         150         197      11,740      4,270        11,890
Edwardsville            Edwardsville, KS             (1)         425       8,805         541       2,398        966        11,203
Fisherman's Cove        Flint, MI                    --          380       3,438          --         454        380         3,892
Forest Meadows          Philomath, OR                --        1,031       2,064          --          85      1,031         2,149
Four Seasons            Elkhart, IN                  --          500       4,813          --          23        500         4,836
Goldcoaster             Homestead, FL                --          446       4,234         155       1,709        601         5,943
Grand                   Grand Rapids, MI             --          374       3,587          --         158        374         3,745
Groves                  Ft. Meyers, FL               --          249       2,396          --         527        249         2,923
Hamlin                  Webberville, MI              --          125       1,675         536       1,849        661         3,524
Holly Forest            Holly Hill, FL               --          920       8,376          --         291        920         8,667
Holiday Village         Elkhart, IN                  --          100       3,207         143       1,148        243         4,355
Indian Creek            Ft. Meyers Beach, FL         --        3,832      34,660          --         976      3,832        35,636
Island Lake             Merritt Island, FL           --          700       6,431          --         269        700         6,700
King's Court            Traverse City, MI            --        1,473      13,782          --       1,291      1,473        15,073
Kensington Meadows      Lansing, MI                  --          250       2,699          --       3,457        250         6,156
King's Lake             Debary, FL                   --          280       2,542          --       2,131        280         4,673
Knollwood Estates       Allendale, MI                (4)         400       4,101          --          --        400         4,101
King's Pointe           Winter Haven, FL             --          262       2,359          --         431        262         2,790
Kenwood                 La Feria, TX                 --          145       1,857          --           3        145         1,860
Lafayette Place         Warren, MI                   --          669       5,979          --         683        669         6,662
Lake Juliana            Auburndale, FL               --          335       2,848          --         772        335         3,620
Leesburg Landing        Leesburg, FL                 --           50         429         921         394        971           823
Liberty Farms           Valparaiso, IN               --           66       1,201         116       1,834        182         3,035
Lincoln Estates         Holland, MI                  --          455       4,201          --         284        455         4,485
Lake San Marino         Naples, FL                   --          650       5,760          --         371        650         6,131
Maple Grove Estates     Dorr, MI                     --           15         210          19         280         34           490
Meadowbrook Village     Tampa, FL                    --          519       4,728          --         351        519         5,079
Meadowbrook Estates     Monroe, MI                   --          431       3,320         379       5,808        810         9,128
Meadow Lake Estates     White Lake, MI               --        1,188      11,498         126       1,688      1,314        13,186
Meadows                 Nappanee, IN                 --          287       2,300          --       2,281        287         4,581
Meadowstream Village    Sodus, MI                    --          100       1,175         109       1,357        209         2,532
Maplewood Mobile        Lawrence, IN                 --          280       2,122          --         802        280         2,924
North Point Estates     Pueblo, CO                   --        1,582       3,027          --          --      1,582         3,027
Oakwood Village         Miamisburg, OH               --        1,964       6,401          --       5,640      1,964        12,041

                                                                             DATE OF
                                                          ACCUMULATED    CONSTRUCTION (C)
PROPERTY NAME                   LOCATION        TOTAL     DEPRECIATION   ACQUISITION (A)
----------------------  --------------------  ---------   ------------   ----------------
Desert View Village     West Wendover, NV         6,638          236         1998(C)
Eagle Crest             Firestone, CO            16,160          194         1998(C)
Edwardsville            Edwardsville, KS         12,169        2,824         1987(A)
Fisherman's Cove        Flint, MI                 4,272        1,037         1993(A)
Forest Meadows          Philomath, OR             3,180          167         1999(A)
Four Seasons            Elkhart, IN               5,336          247         2000(A)
Goldcoaster             Homestead, FL             6,544          833         1997(A)
Grand                   Grand Rapids, MI          4,119          581         1996(A)
Groves                  Ft. Meyers, FL            3,172          546         1997(A)
Hamlin                  Webberville, MI           4,185          648         1984(A)
Holly Forest            Holly Hill, FL            9,587        1,310         1997(A)
Holiday Village         Elkhart, IN               4,598        1,173         1986(A)
Indian Creek            Ft. Meyers Beach, FL     39,468        6,763         1996(A)
Island Lake             Merritt Island, FL        7,400        1,472         1995(A)
King's Court            Traverse City, MI        16,546        2,785         1996(A)
Kensington Meadows      Lansing, MI               6,406        1,047         1995(A)
King's Lake             Debary, FL                4,953          953         1994(A)
Knollwood Estates       Allendale, MI             4,501           67         2001(A)
King's Pointe           Winter Haven, FL          3,052          694         1994(A)
Kenwood                 La Feria, TX              2,005          156         1999(A)
Lafayette Place         Warren, MI                7,331          797         1998(A)
Lake Juliana            Auburndale, FL            3,955          865         1994(A)
Leesburg Landing        Leesburg, FL              1,794          147         1996(A)
Liberty Farms           Valparaiso, IN            3,217          764         1985(A)
Lincoln Estates         Holland, MI               4,940          844         1996(A)
Lake San Marino         Naples, FL                6,781        1,160         1996(A)
Maple Grove Estates     Dorr, MI                    524          126         1979(A)
Meadowbrook Village     Tampa, FL                 5,598        1,338         1994(A)
Meadowbrook Estates     Monroe, MI                9,938        2,382         1986(A)
Meadow Lake Estates     White Lake, MI           14,500        3,396         1994(A)
Meadows                 Nappanee, IN              4,868        1,113         1987(A)
Meadowstream Village    Sodus, MI                 2,741          652         1984(A)
Maplewood Mobile        Lawrence, IN              3,204          746         1989(A)
North Point Estates     Pueblo, CO                4,609           59         2001(C)
Oakwood Village         Miamisburg, OH           14,005        1,139         1998(A)

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED                 SCHEDULE III
DECEMBER 31, 2001
(AMOUNT IN THOUSANDS)

                                                                                     COST CAPITALIZED
                                                                                      SUBSEQUENT TO             GROSS AMOUNT
                                                                INITIAL COST           ACQUISITION               CARRIED AT
                                                                 TO COMPANY            IMPROVEMENTS          DECEMBER 31, 2001
                                                           ---------------------   ---------------------  -----------------------
                                                                       BUILDING                BUILDING                 BUILDING
                                                                          AND                     AND                     AND
PROPERTY NAME                   LOCATION      ENCUMBRANCE     LAND     FIXTURES      LAND      FIXTURES      LAND       FIXTURES
----------------------  --------------------  -----------  ---------   ---------   ---------   ---------  ---------     ---------
Orange Tree             Orange City, FL              --          283       2,530          15         714        298         3,244
Orchard Lake            Milford, OH                  (3)         395       4,025          --           6        395         4,031
Paradise                Chicago Heights, IL          --          723       6,638          --         517        723         7,155
Pecan Branch            Georgetown, TX               --        1,379          --         331       3,291      1,710         3,291
Pine Hills              Middlebury, IN               --           72         544          60       1,681        132         2,225
Pin Oak Parc            St. Louis, MO                --        1,038       3,250         467       4,564      1,505         7,814
Pine Ridge              Petersburg, VA               --          405       2,397          --       1,189        405         3,586
Presidential            Hudsonville, MI              --          680       6,314          --       1,105        680         7,419
Parkwood Mobile         Grand Blanc, MI              --          477       4,279          --         670        477         4,949
Richmond                Richmond, MI                 --          501       2,040          --         336        501         2,376
Roxbury                 Goshen, IN                   --        1,058       9,974          --          --      1,058         9,974
Royal Country           Miami, FL                    (1)       2,290      20,758          --         691      2,290        21,449
River Haven             Grand Haven, MI              (4)       1,800      17,121          --          --      1,800        17,121
Saddle Oak Club         Ocala, FL                    --          730       6,743          --         623        730         7,366
Scio Farms              Ann Arbor, MI                --        2,300      22,659          --       3,445      2,300        26,104
Sherman Oaks            Jackson, FL                  (1)         200       2,400         240       3,930        440         6,330
Siesta Bay              Ft. Meyers Beach, FL         --        2,051      18,549          --         602      2,051        19,151
Silver Star             Orlando, FL                  --        1,022       9,306          --         367      1,022         9,673
Southfork               Belton, MO                   --        1,000       9,011          --       1,093      1,000        10,104
Sunset Ridge            Portland, MI                 --        2,044          --          --       7,241      2,044         7,241
St. Clair Place         St. Clair, MI                --          501       2,029          --         329        501         2,358
Stonebridge             Richfield Twp., MI        1,119        2,044          --         180       1,725      2,224         1,725
Snow to Sun             Weslaco, TX                  93          190       2,143          15         771        205         2,914
Sun Villa               Reno, NV                  6,756        2,385      11,773          --         759      2,385        12,532
Timber Ridge            Ft. Collins, CO              --          990       9,231          --         772        990        10,003
Timberbrook             Bristol, IN                  (1)         490       3,400         101       4,800        591         8,200
Timberline Estates      Grand Rapids, MI             --          536       4,867          --         569        536         5,436
Town and Country        Traverse City, MI            --          406       3,736          --         214        406         3,950
Valley Brook            Indianapolis, IN             --          150       3,500       1,277       8,726      1,427        12,226
Village Trails          Howard City, MI             183          988       1,472          --         658        988         2,130
Water Oak Country
Club Est.               Lady Lake, FL                --        2,503      17,478          --       3,281      2,503        20,759
Woodhaven Place         Woodhaven, MI                --          501       4,541          --         752        501         5,293
Woodland Park Estates   Eugene, OR                7,545        1,593      14,398          --         264      1,593        14,662
Woodside Terrace        Holland, OH                  (2)       1,064       9,625          --       1,413      1,064        11,038
West Glen Village       Indianapolis, IN             --        1,100      10,028          --         743      1,100        10,771

                                                                             DATE OF
                                                          ACCUMULATED    CONSTRUCTION (C)
PROPERTY NAME                   LOCATION        TOTAL     DEPRECIATION   ACQUISITION (A)
----------------------  --------------------  ---------   ------------   ----------------
Orange Tree             Orange City, FL           3,542          747         1994(A)
Orchard Lake            Milford, OH               4,426          361         1999(A)
Paradise                Chicago Heights, IL       7,878        1,321         1996(A)
Pecan Branch            Georgetown, TX            5,001           52         1999(C)
Pine Hills              Middlebury, IN            2,357          550         1980(A)
Pin Oak Parc            St. Louis, MO             9,319        1,342         1994(A)
Pine Ridge              Petersburg, VA            3,991          918         1986(A)
Presidential            Hudsonville, MI           8,099        1,368         1996(A)
Parkwood Mobile         Grand Blanc, MI           5,426        1,288         1993(A)
Richmond                Richmond, MI              2,877          292         1998(A)
Roxbury                 Goshen, IN               11,032          166         2001(A)
Royal Country           Miami, FL                23,739        5,767         1994(A)
River Haven             Grand Haven, MI          18,921          298         2001(A)
Saddle Oak Club         Ocala, FL                 8,096        1,767         1995(A)
Scio Farms              Ann Arbor, MI            28,404        5,465         1995(A)
Sherman Oaks            Jackson, FL               6,770        1,532         1986(A)
Siesta Bay              Ft. Meyers Beach, FL     21,202        3,623         1996(A)
Silver Star             Orlando, FL              10,695        1,815         1996(A)
Southfork               Belton, MO               11,104        1,187         1997(A)
Sunset Ridge            Portland, MI              9,285          130         1998(C)
St. Clair Place         St. Clair, MI             2,859          345         1998(A)
Stonebridge             Richfield Twp., MI        3,949           --         1998(C)
Snow to Sun             Weslaco, TX               3,119          439         1997(A)
Sun Villa               Reno, NV                 14,917        1,426         1998(A)
Timber Ridge            Ft. Collins, CO          10,993        1,859         1996(A)
Timberbrook             Bristol, IN               8,791        2,026         1987(A)
Timberline Estates      Grand Rapids, MI          5,972        1,350         1994(A)
Town and Country        Traverse City, MI         4,356          754         1996(A)
Valley Brook            Indianapolis, IN         13,653        2,880         1989(A)
Village Trails          Howard City, MI           3,118          228         1998(A)
Water Oak Country
Club Est.               Lady Lake, FL            23,262        5,315         1993(A)
Woodhaven Place         Woodhaven, MI             5,794          635         1998(A)
Woodland Park Estates   Eugene, OR               16,255        1,737         1998(A)
Woodside Terrace        Holland, OH              12,102        1,612         1997(A)
West Glen Village       Indianapolis, IN         11,871        2,665         1994(A)

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED                 SCHEDULE III
DECEMBER 31, 2001
(AMOUNT IN THOUSANDS)

                                                                                     COST CAPITALIZED
                                                                                      SUBSEQUENT TO             GROSS AMOUNT
                                                                INITIAL COST           ACQUISITION               CARRIED AT
                                                                 TO COMPANY            IMPROVEMENTS          DECEMBER 31, 2001
                                                           ---------------------   ---------------------  -----------------------
                                                                       BUILDING                BUILDING                 BUILDING
                                                                          AND                     AND                     AND
PROPERTY NAME                   LOCATION      ENCUMBRANCE     LAND     FIXTURES      LAND      FIXTURES      LAND       FIXTURES
----------------------  --------------------  -----------  ---------   ---------   ---------   ---------  ---------     ---------
White Lake              White Lake, MI               --          673       6,179          --       3,535        673         9,714
White Oak               Mt. Morris, MI               --          782       7,245         112       3,350        894        10,595
Willowbrook             Toledo, OH                   (2)         781       7,054          --         367        781         7,421
Windham Hills           Jackson, MI                  --        2,673       2,364          --       6,206      2,673         8,570
Woodlake Estates        Yoder, IN                    --          632       3,674          --       2,207        632         5,881
Woods Edge              West Lafayette, IN           --          100       2,600           3       7,536        103        10,136
Worthington Arms        Lewis Center, OH             --          376       2,624          --       1,107        376         3,731
Westbrook Senior        Toledo, OH                   --          355       3,295          --          --        355         3,295
Westbrook               Toledo, OH                   (2)       1,110      10,462          --         574      1,110        11,036
Corporate Headquarters  Farmington Hills, MI         --           --          --          --       6,030         --         6,030
                                                           ---------   ---------   ---------   ---------  ---------     ---------
                                                           $  91,120   $ 628,922   $  11,578   $ 222,036  $ 102,698(5)  $ 850,958(6)
                                                           =========   =========   =========   =========  =========     =========

                                                                                          DATE OF
                                                                       ACCUMULATED    CONSTRUCTION (C)
PROPERTY NAME                   LOCATION      ENCUMBRANCE    TOTAL     DEPRECIATION   ACQUISITION (A)
----------------------  --------------------  -----------  ---------   ------------   ----------------
White Lake              White Lake, MI               --       10,387        1,197         1997(A)
White Oak               Mt. Morris, MI               --       11,489        1,410         1997(A)
Willowbrook             Toledo, OH                   (2)       8,202          873         1997(A)
Windham Hills           Jackson, FL                  --       11,243          734         1998(A)
Woodlake Estates        Yoder, IN                    --        6,513          573         1998(A)
Woods Edge              West Lafayette, IN           --       10,239        1,592         1985(A)
Worthington Arms        Delaware, OH                 --        4,107          982         1990(A)
Westbrook Senior        Toledo, OH                   --        3,650           55         2001(A)
Westbrook               Toledo, OH                   (2)      12,146          921         1999(A)
Corporate Headquarters  Farmington Hills, MI         --        6,030        1,415         Various
                                                           ---------    ---------
                                                           $ 953,656    $ 140,322
                                                           =========    =========

(1) These communities collaterize $42.8 million of secured debt.

(2) These communities are financed by $26 million of collaterized lease obligations.

(3) These communities collaterize $4.7 million of secured debt.

(4) These communities collaterize $12.4 million of secured debt.

(5) Includes $3.6 million of land in property under development in Footnote 2 "Rental Property" to the Company's Consolidated Financial Statements included elsewhere herein.

(6) Includes $12.2 million of property under development in Footnote 2 "Rental Property" to the Company's Consolidated Financial Statements included elsewhere herein.

(7) The initial cost for this property is included in the initial cost reported for Continental Estates.

(8) Mortgage paid in full in March 2002.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                       SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
DECEMBER 31, 2001
(AMOUNTS IN THOUSANDS)


The change in investment in real estate for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                                   2001            2000            1999
                                                ---------       ---------       ---------
Balance, beginning of year                      $ 867,377       $ 847,696       $ 803,152
Community and land acquisitions, including
     immediate improvements                        62,775          24,339          41,083
Community expansion and development                30,958          30,795          42,480
Improvements, other                                 8,690           4,595           7,022
Dispositions and other                            (16,144)        (40,048)        (46,041)
                                                ---------       ---------       ---------

Balance, end of year                            $ 953,656       $ 867,377       $ 847,696
                                                =========       =========       =========

The change in accumulated depreciation for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                   2001            2001            1999
                                                ---------       ---------       ---------
Balance, beginning of year                      $ 115,557       $  92,558       $  70,940
Depreciation for the period                        28,011          26,170          25,112
Dispositions and other                             (3,246)         (3,171)         (3,494)
                                                ---------       ---------       ---------

Balance, end of year                            $ 140,322       $ 115,557       $  92,558
                                                =========       =========       =========