Form 10-Q
period 2002-03-31
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 2002-05-15
CIK 917224

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange
     Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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




                                                                                                              PAGES
                                                                                                              -----
PART I
------

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of March 31, 2002 and
                 December 31, 2001                                                                                3

           Consolidated Statements of Income for the Three Months
                 Ended March 31, 2002 and 2001                                                                    4

           Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2002 and 2001                                                                    5

           Notes to Consolidated Financial Statements                                                          6-11


Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                          12-19



PART II
-------

Item 6.(a) Exhibits required by Item 601 of Regulation S-K                                                       19

Item 6.(b) Reports on Form 8-K                                                                                   19

           Signatures                                                                                            20

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                 (IN THOUSANDS)


                                    ASSETS                                          2002            2001
                                                                                -------------   -------------
Investment in rental property, net                                                $   856,892    $   813,334
Cash and cash equivalents                                                               4,725          4,587
Notes and other receivables                                                            89,152         93,972
Investment in and advances to affiliates                                               47,845         55,451
Other assets                                                                           29,732         29,705
                                                                                  -----------    -----------

                  Total assets                                                    $ 1,028,346    $   997,049
                                                                                  ===========    ===========

                     LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Line of credit                                                                 $   125,000    $    93,000
   Debt                                                                               394,784        402,198
   Accounts payable and accrued expenses                                               18,385         17,683
   Deposits and other liabilities                                                      10,002          8,929
                                                                                  -----------    -----------

                  Total liabilities                                                   548,171        521,810
                                                                                  -----------    -----------

Series B Cumulative Preferred Operating Partnership Units ("Series B Units"),
   mandatory redeemable, 182 and 82 issued and outstanding for 2002 and 2001,
   respectively                                                                        12,675          8,175
Preferred Operating Partnership Units ("POP Units"),
   convertible, redeemable, 1,326 issued and outstanding                               35,783         35,783

 Partners' Capital:
   Series A Perpetual Preferred Operating Partnership Units
         ("Series A Units"), unlimited authorized,
         2,000 issued and outstanding                                                  50,000         50,000
   Operating Partnership Units ("OP Units"), unlimited authorized; 20,254 and
         20,173 issued and outstanding for 2002 and 2001, respectively
            General partner                                                           339,643        339,240
            Limited partners                                                           48,821         49,040
   Unearned compensation                                                               (6,747)        (6,999)
                                                                                  -----------    -----------

                  Total partners' capital                                             431,717        431,281
                                                                                  -----------    -----------

                  Total liabilities and partners' capital                         $ 1,028,346    $   997,049
                                                                                  ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                     -------


Revenues:                                                                   2002             2001
                                                                         ------------    -----------
        Income from property                                              $   38,397     $    34,543
        Equity in income (loss) from affiliates                                 (222)            165
        Other income                                                           2,508           4,301
                                                                         -----------     -----------
                Total revenues                                                40,683          39,009
                                                                         -----------     -----------
Expenses:
        Property operating and maintenance                                     8,171           7,362
        Real estate taxes                                                      2,547           2,248
        Property management                                                      758             784
        General and administrative                                             1,319           1,142
        Depreciation and amortization                                          9,113           7,805
        Interest                                                               7,846           8,380
                                                                         -----------     -----------
                Total expenses                                                29,754          27,721
                                                                         -----------     -----------
Income before gain from property dispositions, net
    and distribution to Preferred OP Units                                    10,929          11,288
Gain from property dispositions, net                                              --           3,517
                                                                         -----------     -----------
Income before distribution to Preferred OP Units                              10,929          14,805
Less distribution to Preferred OP Units                                        1,919           1,976
                                                                         -----------     -----------
Income from continuing operations                                              9,010          12,829
Income (loss) from discontinued operations                                       322             (24)
                                                                         -----------     -----------
Earnings attributed to OP Units                                          $     9,332     $    12,805
                                                                         ===========     ===========
Earnings attributed to:
        Continuing operations:
                General partner                                          $     7,834     $    11,125
                Limited partner                                                1,176           1,704
        Discontinued operations:
                General partner                                                  280             (21)
                Limited partner                                                   42              (3)
                                                                         -----------     -----------
                                                                         $     9,332     $    12,805
                                                                         ===========     ===========
Basic earnings per OP Units:
        Continuing operations                                            $      0.45     $      0.64
        Discontinued operations                                                 0.02              --
                                                                         -----------     -----------
        Net income                                                       $      0.47     $      0.64
                                                                         ===========     ===========
Diluted earnings per OP Unit outstanding:
        Continuing operations                                            $      0.44     $      0.64
        Discontinued operations                                                 0.02              --
                                                                         -----------     -----------
        Net income                                                       $      0.46     $      0.64
                                                                         ===========     ===========
Weighted average OP Units outstanding:
        Basic                                                                 19,921          20,025
                                                                         ===========     ===========
        Diluted                                                               20,137          20,134
                                                                         ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (IN THOUSANDS)


                                                                                    2002               2001
                                                                               -------------       ------------
Cash flows from operating activities:
    Earnings attributable to OP Units                                          $       9,332       $     12,805
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Gain from property dispositions, net                                               --             (3,517)
       Operating income included in discontinued operations                               11                 25
       Income (loss) from discontinued operations                                       (322)                24
       Depreciation and amortization                                                   9,113              7,805
       Amortization of deferred financing costs                                          247                273
    Increase in other assets                                                          (1,271)              (197)
    Increase in accounts payable and other liabilities                                 1,775              5,172
                                                                               -------------       ------------
               Net cash provided by operating activities                              18,885             22,390
                                                                               -------------       ------------
Cash flows from investing activities:
    Investment in rental properties                                                  (42,728)           (19,632)
    Proceeds related to property dispositions                                          3,288             16,212
    Investment in and advances to affiliates                                           7,380               (872)
    Repayments of (investments in) notes receivable, net                               4,744             20,825
                                                                               -------------       ------------
               Net cash provided by (used in) investing activities                   (27,316)            16,533
                                                                               -------------       ------------
Cash flows from financing activities:
    Borrowings (repayments) on line of credit, net                                    32,000            (12,000)
    Repayments on notes payable and other debt                                       (14,227)           (10,124)
    Capital contribution (withdrawals)                                                 1,891             (6,086)
    Distributions                                                                    (11,095)           (10,714)
                                                                               -------------       ------------

               Net cash provided by (used in) financing activities                     8,569            (38,924)
                                                                               -------------       ------------
Net increase (decrease) in cash and cash equivalents                                     138                 (1)
Cash and cash equivalents, beginning of period                                         4,587             18,466
                                                                               -------------       ------------
Cash and cash equivalents, end of period                                       $       4,725       $     18,465
                                                                               =============       ============

Supplemental information:
    Preferred OP Units issued for rental properties                            $       4,500       $         --
    Debt assumed for rental properties                                         $       6,813       $         --
    Cancellation of restricted common stock issued
       as unearned compensation by the general partner                         $          --       $         48


The accompanying notes are an integral part of the consolidated financial statements

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

    These unaudited condensed consolidated financial statements of Sun Communities Operating Limited Partnership (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 2001. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

    Sun Communities, Inc. ("Sun"), a self-administered and self-managed REIT with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. The balance sheet of Sun as of March 31, 2002 is identical to the accompanying Company balance sheet, except as follows:


                                              As Presented
                                                 Herein                                   Sun Communities, Inc.
                                             March 31, 2002          Adjustments             March 31, 2002
                                             --------------          -----------             --------------
                                                                   (in thousands)

Notes and other receivables................$          89,152        $       (2,600)        $         86,552
                                           =================        ==============         ================

Total assets...............................$       1,028,346        $       (2,600)        $      1,025,746
                                           =================        ==============         ================

Minority interests.........................                         $      147,279         $        147,279
                                                                                           ================
Series B Units.............................$          12,675               (12,675)
POP Units..................................           35,783               (35,783)

Series A Units.............................           50,000               (50,000)
General partner............................          339,643              (339,643)
Limited partners...........................           48,821               (48,821)

Common stock...............................                                    179         $            179
Additional paid-in capital.................                                401,702                  401,702
Distributions in excess of
    accumulated earnings...................                                (47,484)                 (47,484)
Officers' notes............................                                (10,970)                 (10,970)
Unearned compensation......................           (6,747)                   --                   (6,747)
Treasury Stock.............................               --                (6,384)                  (6,384)
                                           -----------------        --------------         ----------------
    Partners' capital/Stockholders'
        equity.............................$         431,717        $       (2,600)        $        330,296
                                           =================        ==============         ================
Total liabilities and partners'
    capital/Stockholders' equity...........$       1,028,346        $       (2,600)        $      1,025,746
                                           =================        ==============         ================

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2. INVESTMENTS IN AND ADVANCES TO AFFILIATES: Sun Home Services ("SHS") provides home sales and other services to current and prospective tenants. Through the Operating Partnership, the Company owns 100 percent of the outstanding preferred stock of SHS, is entitled to ninety-five percent (95%) of the operating cash flow, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by one officer of the Company and the estate of a former officer of the Company who collectively are entitled to receive five percent (5%) of the operating cash flow.

    The Company owns approximately a thirty percent (30%) interest in Origen Financial LLC ("Origen"), which company holds all of the operating assets of BFSC and its subsidiaries. BFSC owns approximately a twenty percent (20%) interest in Origen and the Company (together with the other investors in Origen) has certain rights to purchase its pro-rata share of BFSC's interest in Origen at fair value.

    Also included in investment in affiliates is the Company's investment in and advances to SunChamp, a development entity comprising eleven new communities. The Company owns approximately fourteen percent (14%) of SunChamp at March 31, 2002.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  RENTAL PROPERTY:

    The following summarizes rental property (in thousands):

                                                                               March 31,         December 31,
                                                                                   2002               2001
                                                                              --------------    -----------------
              Land                                                            $      84,968      $        82,326
              Land improvements and buildings                                       860,180              818,043
              Furniture, fixtures, equipment                                         21,871               20,700
              Land held for future development                                       16,938               16,810
              Property under development                                             20,036               15,777
                                                                              -------------      ---------------
                                                                                  1,003,993              953,656
              Accumulated depreciation                                             (147,101)            (140,322)
                                                                              -------------      ---------------

              Rental property, net                                            $     856,892      $       813,334
                                                                              =============      ===============



    During the first quarter of 2002, the Company acquired two communities totaling 889 sites for approximately $37 million.

    In January 2002, in conjunction with a property acquisition, the Company issued 100,000 Series B-2 Preferred OP Units that bear interest at the rate of 6.0 percent per annum for the first five years and 7.0 percent per annum thereafter. The Series B-2 Preferred Units are convertible into Common OP Units in January 2005 at $45 per unit and redeemable at $45 per unit in January 2007 and, upon certain circumstances, at times thereafter.

    In October 2001, the FASB issued FAS Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. During the first quarter of 2002, the Company sold one property with a net book value of approximately $2.9 million resulting in a gain of approximately $0.4 million. The adoption of this statement requires all dispositions of properties to be disclosed as discontinued operations in the period in which they occur and prior periods to be reclassified to conform with the current period presentation. At December 31, 2001, this property was classified as held for use.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.  NOTES AND OTHER RECEIVABLES (AMOUNTS IN THOUSANDS):                                       March 31,     December 31,
                                                                                                2002           2001
                                                                                             -----------     -----------
         Mortgage and other notes receivable, primarily with minimum monthly interest payments at LIBOR based floating rates of approximately
            LIBOR + 3.0%, maturing at various dates through June 2012,
            substantially collateralized by manufactured home communities.                   $    57,332     $    63,403

         Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate
            and maturity of 8.5% and 20 years, respectively.                                      12,672          13,474

         Other receivables                                                                        16,548          14,495

         10 year note receivable from an officer of the general partner bearing interest at LIBOR + 1.75%, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 80,000 shares of
            Sun's common stock with personal liability up to $1.3 million                          2,600           2,600
                                                                                             -----------      ----------

                                                                                             $    89,152      $   93,972
                                                                                             ===========      ==========

    At March 31, 2002, the maturities of mortgage and other notes receivables are approximately as follows: 2002-$18.6 million; 2003-$1.5 million; 2004-$3.6 million; 2005 and after-$33.6 million.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5.  DEBT:

    The following table sets forth certain information regarding debt (in thousands):


                                                                                  March 31,         December 31,
                                                                                  2002                2001
                                                                              -------------      ---------------
           Collateralized term loan, interest at 7.01%,
               due September 9, 2007                                          $      42,671      $        42,820
           Senior notes, interest at 7.625%, due May 1, 2003                         85,000               85,000
           Senior notes, interest at 6.97%, due December 3, 2007                     35,000               35,000
           Senior notes, interest at 8.20%, due August 15, 2008                     100,000              100,000
           Callable/redeemable notes, interest at 6.77%,
               due May 14, 2015, callable/redeemable
               May 16, 2005                                                          65,000               65,000
           Capitalized lease obligations, interest at 6.1%
               due through December 2003                                             25,891               26,045
           Mortgage notes, other                                                     41,222               48,333
                                                                              -------------      ---------------

                                                                              $     394,784      $       402,198
                                                                              =============      ===============



    The Company had $25 million of its $150 million line of credit available to borrow at March 31, 2002. Borrowings under the line of credit bear interest at the rate of LIBOR plus 1.0% and mature January 1, 2003.


6.  OTHER INCOME:

    The components of other income are as follows for the three months ended March 31, 2002 and 2001 (in thousands):


                                                                2002          2001
                                                              ---------     ----------
                 Interest income                              $    1,847    $    3,453
                 Other income                                        661           848
                                                              ----------    ----------
                                                              $    2,508    $    4,301
                                                              ==========    ==========

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.  EARNINGS PER OP UNIT (IN THOUSANDS):

                                                                              For the Three Months
                                                                                  Ended March 31,
                                                                                 2002          2001
                                                                              ---------     ---------
             Earnings (loss) used for basic and diluted earnings per
                OP unit computation:
                      Continuing operations                                   $    9,332     $   12,805
                                                                              ==========     ==========
                      Discontinued operations                                 $      322     $      (24)
                                                                              ==========     ==========

          Total units used for basic earnings per OP unit                         19,921         20,025
          Dilutive securities, principally Sun's stock options                       216            109
                                                                              ----------     ----------
          Total shares used for diluted earnings per OP unit
              computation                                                         20,137         20,134
                                                                              ==========     ==========



    Diluted earnings per OP unit reflect the potential dilution that would occur if securities were exercised or converted into OP units.


8.  NEW ACCOUNTING PRONOUNCEMENTS:

    In May 2002, the FASB issued SFAS 145, Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. Adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

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

The Company had identified significant accounting policies that, as a result of the judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or result of operations under different conditions or using different assumptions. Details regarding the Company's significant accounting policies are described fully in the Company's 2001 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the first quarter of 2002, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2002 and 2001

For the three months ended March 31, 2002, income before gain from property dispositions, net and distribution to Preferred OP Units decreased by 3.2 percent from $11.3 million to $10.9 million, when compared to the three months ended March 31, 2001. The decrease was due to increased revenues of $1.7 million while expenses increased by $2.0 million.

Income from property increased by $3.9 million from $34.5 million to $38.4 million, or 11.2 percent, due to acquisitions (2.1 million) and rent increases and other community revenues ($1.8 million).

Income from affiliates decreased from $0.2 million to a loss of $0.2 million. Other income increased by $1.8 million from $4.3 million to $2.5 million due primarily to a decrease in interest income.

Property operating and maintenance expenses increased by $0.8 million from $7.4 million to $8.2 million, or 11.0 percent, primarily due to acquisitions ($0.5 million).

Real estate taxes increased by $0.3 million from $2.2 million to $2.5 million due to acquisitions ($0.15 million) and changes in certain assessments.

Property management expenses remained constant at $0.8 million representing 2.0 percent and 2.3 percent of income from property in 2002 and 2001, respectively.

General and administrative expenses increased by $0.2 million from $1.1 million to $1.3 million, representing 3.2 percent and 2.9 percent of total revenues in 2002 and 2001, respectively.

Earnings before interest, taxes, depreciation and amortization ("EBITDA", an alternative financial performance measure that may not be comparable to similarly titled measures reported by other companies, defined as total revenues less property operating and maintenance, real estate taxes, property management, and general and administrative expenses) increased by $0.4 million from $27.5 million to $27.9 million. EBITDA as a percent of revenues was 68.5 percent in 2002 compared to 70.4 percent in 2001.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

Depreciation and amortization increased by $1.3 million from $7.8 million to $9.1 million, or 16.8 percent, due primarily to the net additional investment in rental properties.

Interest expense decreased by $0.5 million from $8.4 million to $7.9 million, or
6.4 percent, due to primarily to decreasing rates on variable rate debt.

The three months ended March 31, 2002 also included a $3.5 million gain from property disposition, net.

SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the three months ended March 31, 2002 and 2001. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2001 and March 31, 2002. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for managed but not owned communities, new development and acquisition communities.


                                                                 Same Property                     Total Portfolio
                                                            -------------------------        --------------------------
                                                                2002          2001               2002           2001
                                                            -----------    ----------        -----------    -----------
Income from property                                        $    33,257    $    31,732       $     38,397   $    34,543
                                                            -----------    -----------       ------------   -----------

Property operating expenses:
     Property operating and maintenance                           6,092          6,041              8,171         7,362
     Real estate taxes                                            2,383          2,246              2,547         2,248
                                                            -----------    -----------       ------------   -----------

     Property operating expenses                                  8,475          8,287             10,718         9,610
                                                            -----------    -----------       ------------   -----------

Property EBITDA                                             $    24,782    $    23,445       $     27,679   $    24,933
                                                            ===========   ============       ============   ===========

Number of operating properties                                      103            103                116           109
Developed sites                                                  36,504         36,304             41,228        38,028
Occupied sites                                                   33,696         33,869             37,770        35,338
Occupancy %                                                       94.4%          95.5%              93.5%(1)      95.0%(1)
Weighted average monthly rent per site                      $       309    $       296       $       306(1) $       294(1)
Sites available for development                                   2,354          1,913             4,375          4,476
Sites planned for development in current year                       252            185               609            593


(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property EBITDA increased by $1.3 million from $23.4 million to $24.8 million, or 5.7 percent. Property revenues increased by $1.5 million from $31.7 million to $33.2 million, or 4.8 percent, due primarily to increases in rents including water and property tax pass through.

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

        The Company expects to meet its short-term liquidity requirements through its working capital provided by operating activities and its line of credit, as described below. The Company considers its ability to generate cash from operations (anticipated to be approximately $70 million annually) to be adequate to meet all operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, pay distributions to Sun's stockholders to maintain Sun's qualification as a REIT in accordance with the Internal Revenue Code and make distributions to the Operating Partnership's unitholders.

        The Company plans to invest approximately $25 to $30 million annually in developments consisting of expansions to existing communities and the new or continuing development of new communities. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

        Furthermore, the Company expects to invest in the range of $40 to $60 million in the acquisition of properties in 2002, depending upon market conditions. The Company plans to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

        Cash and cash equivalents increased by $0.1 million to $4.7 million at March 31, 2002 compared to $4.6 million at December 31, 2001 because cash provided by operating activities and financing activities exceeded used in investing activities. Net cash provided by operating activities decreased by $3.5 million to $18.9 million for the three months ended March 31, 2001 compared to $22.4 million for the three months ended March 31, 2001. This decrease was primarily due to accounts payable and other liabilities decreasing by $3.4 million and other assets increasing by $1.1 million offset by an increase in earnings attributed to OP Units before depreciation and amortization, gain from property dispositions, net and discontinued operations increasing by $1.0 million.

        The Company's net cash flows provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in the Company's current markets generally, and specifically in metropolitan areas of the Company's current markets; (b) lower occupancy and rental rates of the Properties; (c) increased operating costs, including insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company's tenants; and (d) decreased sales of manufactured homes. See "Factors that May Affect Future Results" in the Company's 2001 Form 10-K.

        The Company's $150 million unsecured line of credit, which expires in January 2003, bears interest at the annual rate of LIBOR plus 1.0%. At March 31, 2002, the average interest rate of outstanding

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:

borrowings under the line of credit was 2.91%, $125 million was outstanding and $25 million was available to be drawn. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at March 31, 2002.
        The Company's primary long-term liquidity needs are principal payments on outstanding indebtedness. At March 31, 2002, the Company's outstanding contractual obligations were as follows:


                                                                                     PAYMENTS DUE BY PERIOD
                                                                                         (IN THOUSANDS)
                                                                  -------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS(1)               TOTAL DUE           1 YEAR      2-3 YEARS       4-5 YEARS     AFTER 5 YEARS
                                              ---------           ------      ---------       ---------     -------------
Line of credit                               $ 125,000          $125,000
Collateralized term loan                        42,671                         $ 1,389        $  1,597        $ 39,060
                                                                     625
Senior notes                                   285,000                          85,000                         200,000
Mortgage notes, other                           41,222                           9,155           9,317          21,927
                                                                     823
Capitalized lease obligations                   25,891            16,087         9,804
Redeemable Preferred OP Units                   48,458                                           8,064          40,394
                                             ---------          --------      --------         -------        --------
                                             $ 568,242          $142,535      $105,348         $18,978        $301,381
                                             =========          ========      ========         =======        ========


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

        The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions and Operating Partnership unit redemptions, through the issuance of debt or equity securities, including equity units in the Operating Partnership, or from selective asset sales. Along with Origen LLC's other investors, the Company may be requested to make additional capital contributions to maintain its respective ownership interest. The Company has maintained investment grade ratings with Fitch ICBA, Moody's Investor Service and Standard & Poor's, which facilitates access to the senior unsecured debt market. Since 1993, the Company has raised, in the aggregate, $263.4 million from the sale of shares of Sun's common stock, $84.2 from the sale of OP units in the Company and $430 million from the issuance of secured and unsecured debt securities. In addition, at March 31, 2002, ninety-six of the Properties were unencumbered by debt, therefore, providing substantial financial flexibility. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:

See "Factors that May Affect Future Results" in the Company's 2001 Form 10-K. If the Company is unable to obtain additional equity or debt financing on acceptable terms, the Company's business, results of operations and financial condition will be harmed.

        At March 31, 2002, the Company's debt to total market capitalization approximated 36.5 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 4.6 years and a weighted average interest rate of 6.3 percent.

        Capital expenditures for the three months ended March 31, 2002 and 2001 included recurring capital expenditures of $1.0 million and $0.9 million, respectively.

        Net cash used in investing activities increased by $43.8 million to $27.3 million compared to $16.1 million provided by investing activities for the three months ended March 31, 2002. This increase was due to a $23.1 million increase in rental property acquisition activities, repayments from financing notes receivable, net decreasing by $16.1 million, a $12.9 million decrease in proceeds related to property dispositions offset by an increase of $8.3 million increase in investment in and advances to affiliates.

         Net cash provided by financing activities increased by $47.5 million to $8.6 million from $38.9 million used in financing activities for the three months ended March 31, 2002. This increase was primarily due to a $44.0 million increase in borrowings on the line of credit, proceeds from capital contributions increasing by $8.0 million net of capital withdrawals offset by a $4.1 million increase in repayments on notes payable.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER
Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO for both basic and diluted purposes for the three months ended March 31, 2002 and 2001 (in thousands):

                                                                            2002                2001
                                                                         -----------         ------------
               Earnings attributed to OP Units                           $     9,010         $     12,829
               FFO contributed by discontinued operations                         11                   25
               Deduct gain from property dispositions, net                        --               (3,517)
               Add:
               Depreciation and amortization, net
                  of corporate office depreciation                             9,041                7,730
                                                                         -----------         ------------

               Funds from operations                                     $    18,062         $     17,067
                                                                         ===========         ============

               Weighted average OP Units outstanding
                  used for basic per OP unit data                             19,921               20,025
               Dilutive securities:
                     Stock options and awards                                    216                  109
                                                                         -----------         ------------
               Weighted average OP Units
                     used for diluted per OP unit data                        20,137               20,134
                                                                         ===========         ============

                OP Units at end of period                                     20,254               19,867
                                                                         ===========         ============

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER , CONTINUED:
Special Note Regarding Forward-Looking Statements

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see the section entitled "Factors That May Affect Future Results" of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission for a list of uncertainties and factors.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after September 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of these statements did not have a significant impact on the financial position or results of operations of the Company.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER , CONTINUED:

RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

The provisions of this SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this standard generally are to be applied prospectively. The adoption of this statement requires all dispositions of properties to be disclosed as discontinued operations in the period in which they occur and prior periods to be reclassified to conform with the current period presentation. The Company sold one property in the quarter, which has been presented accordingly. This implementation of the statement did not have any other material effect on the Company.

In May 2002, the FASB issued SFAS 145, Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged, All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. Adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.


PART II

ITEM 6.(a) -- EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

See the attached Exhibit Index.

ITEM 6.(b) - REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the period covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2002


                       SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                       BY: Sun Communities, Inc., General Partner

                       BY: /s/       Jeffrey P. Jorissen
                           ----------------------------------------------------------------------
                                     Jeffrey P. Jorissen, Chief Financial Officer
                                     and Secretary
                                     (Duly authorized officer and principal financial officer)

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                                  EXHIBIT INDEX


Exhibit No.               Description
-----------               -----------

      10.1 Amended and Restated Participation Agreement, dated as of March 22, 2002, by and between the Operating Partnership and Woodward Holding, LLC.