Form 10-K
period 2002-12-31
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 2003-03-31
CIK 917224

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                        31700 MIDDLEBELT ROAD, SUITE 145
                        FARMINGTON HILLS, MICHIGAN 48334
                                 (248) 932-3100
          (Address of principal executive offices and telephone number)

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

                                   Yes X   No
                                      ---     ---

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                   Yes    No X
                                      ---   ---
     As of March 3, 2003, the aggregate market value of the Registrant's partnership Units held by non-affiliates of the Registrant was approximately $98.4 million based on the closing sales price of one share of Sun Communities, Inc. common stock (into which the partnership units are convertible on a one-for-one basis) on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the definitive Proxy Statement to be filed by Sun Communities, Inc. for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

         As used in this report, "Company", "Us", "We", "Our" and similar terms means Sun Communities Operating Limited Partnership, a Michigan limited partnership, and one or more of its Subsidiaries, (as defined below).

                                     PART I

ITEM 1. BUSINESS

GENERAL

         We own, operate, develop and finance manufactured housing communities concentrated in the midwestern and southeastern United States. Sun Communities, Inc., a Maryland corporation and our sole general partner ("General Partner"), is a fully integrated real estate company which, together with its affiliates and predecessors, has been in the business of acquiring, operating and expanding manufactured housing communities since 1975. As of December 31, 2002, we owned and operated a portfolio of 129 developed properties located in seventeen states (the "Properties"), including 117 manufactured housing communities, five recreational vehicle communities, and seven properties containing both manufactured housing and recreational vehicle sites. As of December 31, 2002, the Properties contained an aggregate of 43,959 developed sites comprised of 38,832 developed manufactured home sites and 5,127 recreational vehicle sites and an additional 7,642 manufactured home sites suitable for development. In order to enhance property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation ("SHS"), actively markets and sells new and used manufactured homes for placement in the Properties.

         Our executive and principal property management office is located at 31700 Middlebelt Road, Suite 145, Farmington Hills, Michigan 48334 and our telephone number is (248) 932-3100. We have regional property management offices located in Austin, Texas, Dayton, Ohio, Elkhart, Indiana, Grand Rapids, Michigan, and Orlando, Florida, and we employed an aggregate of 564 people as of December 31, 2002.

         Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

         Acquisitions. During 2002, we acquired three communities in Texas for approximately $48.6 million in cash, Series B-2 Preferred Units and assumption of debt. These communities currently comprise approximately 930 developed sites and an additional 538 sites available for development.

         SunChamp. In December 2002, we purchased the ownership interest of Champion Enterprises in SunChamp LLC, a joint venture to develop eleven new communities in Texas, North Carolina, Ohio and Indiana, for approximately $6.2 million, payable pursuant to a 7-year promissory note (a) bearing interest at 3.46% per annum, (b) requiring no principal or interest payments until maturity (other than a one-time prepayment of interest in the amount of approximately $270,000 at closing), and (c) providing that all payment obligations are subordinate in all respects to the return of the members' equity (including the gross book value of the acquired equity) plus a preferred return. As a result of this acquisition, we currently own approximately a 59% equity interest in SunChamp. In addition, in September 2002, we acquired the senior lender's entire right, title and interest in and to SunChamp's construction loan for a purchase price equal to 89% of the outstanding indebtedness thereof, which constitutes a discount of approximately $5.8 million.

         Origen. We currently own approximately a 30% equity interest in Origen Financial, L.L.C. ("Origen") (a financial services company that provides and services loans used by consumers to finance the purchase of manufactured homes). Origen's business has been negatively impacted by the current condition of the manufactured housing finance industry, illustrated by the bankruptcy filings of Oakwood Homes Corporation and Conseco, Inc. in late 2002. In particular, Origen's business has suffered as a result of the general economic recession, excessive amounts of repossession inventory, declining recovery rates in the repossession market and the deteriorating asset-backed securitization market. While we believe that Origen can still become a profitable national lender in its industry, we wrote-off our remaining equity investment in Origen (approximately $13.6 million) in the fourth quarter of 2002. We reached this decision based on our assessment of Origen's existing market conditions and prospects as well as a "worst-case" scenario prepared by Origen's management for 2003. We believe our equity investment in Origen is impaired from a financial reporting perspective and should be written off.

         We, along with two other participants, provide a secured credit facility to Origen bearing interest at a per annum rate equal to LIBOR plus 700 basis points, with a minimum interest rate of 11% and a maximum interest rate of 15%. Although this credit facility was due in December 2002, Origen did not have sufficient liquidity to repay this facility when due, primarily as a result of its inability to sell its loan portfolio in the deteriorating asset-backed securitization market. Accordingly, this credit facility was renewed and extended in December 2002. The facility has been increased to $58.0 million, consisting of a $48.0 million line of credit and a $10.0 million term loan, and is due December 31, 2003, extendable automatically to December 31, 2004 upon the occurrence of certain events. Our participation in this credit facility has increased from $20.0 million to $35.5 million, of which $18.0 million is subordinate in all respects to the first $40.0 million funded under the facility by the three participants. We do not believe that our advances to Origen are impaired at this time because Origen had substantial reserves and positive equity at December 31, 2002. We will continually evaluate the realizability of our advances to Origen in accordance with applicable accounting standards. See, "Factors That May Affect Future Results -- Our advances to Origen subject us to certain risks."

STRUCTURE OF THE COMPANY

         Our General Partner is a self-administered and self-managed real estate investment trust, or REIT. The Company is structured as an umbrella partnership REIT, or UPREIT, and is the entity through which our General Partner conducts substantially all of its operations, and which owns, either directly or indirectly, through subsidiaries (the "Subsidiaries"), all of the General Partner's assets. This UPREIT structure enables the General Partner to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs, and to acquire manufactured housing communities in transactions that defer some or all of the sellers' tax consequences. Our Subsidiaries include SHS, which provides manufactured home sales and other services to current and prospective tenants of the Properties. Along with several other subsidiaries, SHS wholly owns Sun Water Oak Golf, Inc., which was organized to own and operate the golf course, restaurant and related facilities located on the Water Oak Property that was acquired in December 1993, and SUI TRS, Inc., which was organized to hold our investment in Origen.

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

PROPERTY MANAGEMENT

         Our property management strategy emphasizes intensive, hands-on management by dedicated, on-site district and community managers. We believe that this on-site focus enables us to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the 564 Company employees, 491 are located on-site as property managers, support staff, or maintenance personnel.

         Our community managers are overseen by Brian W. Fannon, our General Partner's Chief Operating Officer, who has 33 years of property management experience, four Vice Presidents of Operations and seventeen Regional Vice Presidents. In addition, the Regional Vice Presidents are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections.

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

HOME SALES

         SHS offers manufactured home sales services to tenants and prospective tenants of our Properties. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes on the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Our prospects are subject to certain uncertainties and risks. Our future results could differ materially from our current results, and our actual results could differ materially from those projected in forward-looking statements as a result of certain risk factors. These risk factors include, but are not limited to, the risk factors set forth in the General Partner's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (which are incorporated herein by reference), other one-time events and other important factors disclosed previously and from time to time in the Company's or the General Partner's other filings with the Securities and Exchange

Commission. This report contains certain forward-looking statements.

ITEM 2. PROPERTIES

         General. As of December 31, 2002, the Properties consisted of 117 manufactured housing communities, five recreational vehicle communities, and seven properties containing both manufactured housing and recreational vehicle sites located in seventeen states concentrated in the midwestern and southeastern United States. As of December 31, 2002, the Properties contained 43,959 developed sites comprised of 38,832 developed manufactured home sites and 5,127 recreational vehicle sites and an additional 7,642 manufactured home sites suitable for development. Most of the Properties include amenities oriented towards family and retirement living. Of the 129 Properties, 60 have more than 300 developed manufactured home sites, with the largest having 913 developed manufactured home sites.

         As of December 31, 2002, the Properties had an occupancy rate of 92.4 percent in stabilized communities and 64.8 percent in development communities and the aggregate occupancy rate was 90 percent excluding recreational vehicle sites. Since January 1, 2002, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 3.8 percent and an average annual turnover of residents (where the home is sold and remains within the community, typically without interruption of rental income) of approximately 7.1 percent.

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

         We have tried to concentrate our communities within certain geographic areas in order to achieve economies of scale in management and operation. The Properties are principally concentrated in the midwestern and southeastern United States. We believe that geographic diversification will help insulate the portfolio from regional economic influences and we are interested in expanding our operations in the western United States.

         The following table sets forth certain information relating to the Properties owned as of December 31, 2002:

                                                     DEVELOPED     OCCUPANCY    OCCUPANCY     OCCUPANCY
                                                    SITES AS OF      AS OF        AS OF         AS OF
              PROPERTY AND LOCATION                   12/31/02    12/31/00(1)  12/31/01(1)   12/31/02(1)
              ---------------------                   --------    -----------  -----------   -----------
MIDWEST
MICHIGAN
Academy/West Pointe                                     441           99%          98%           98%
  Canton, MI
Allendale Meadows Mobile Village                        352           98%          96%           93%
  Allendale, MI
Alpine Meadows Mobile Village                           403           99%          96%           96%
  Grand Rapids, MI
Bedford Hills Mobile Village                            339           98%          98%           95%
  Battle Creek, MI

                                                     DEVELOPED     OCCUPANCY    OCCUPANCY     OCCUPANCY
                                                    SITES AS OF      AS OF        AS OF         AS OF
              PROPERTY AND LOCATION                   12/31/02    12/31/00(1)  12/31/01(1)   12/31/02(1)
              ---------------------                   --------    -----------  -----------   -----------
Brentwood Mobile Village                                195           99%          99%           96%
  Kentwood, MI
Byron Center Mobile Village                             143           99%          98%           98%
  Byron Center, MI
Candlewick Court Manufactured Housing Community         211           95%          97%           97%
  Owosso, MI
College Park Estates Manufactured Housing               230          100%          95%           92%
Community
  Canton, MI
Continental Estates Manufactured Housing Community      385           84%          84%           79%
  Davison, MI
Continental North Manufactured Housing Community        474           88%          89%           84%
  Davison, MI
Country Acres Mobile Village                            182           96%          96%           95%
  Cadillac, MI
Country Meadows Mobile Village                          577          100%          99%           98%
  Flat Rock, MI
Countryside Village Manufactured Housing Community      359           96%          98%           96%
  Perry, MI
Creekwood Meadows Mobile Home Park                      336           96%          88%           85%
  Burton, MI
Cutler Estates Mobile Village                           259           98%          97%           96%
  Grand Rapids, MI
Davison East Manufactured Housing Community             190           89%          80%           88%
  Davison, MI
Fisherman's Cove Manufactured Housing Community         162           99%          95%           94%
  Flint, MI
Grand Mobile Estates                                    230           99%          93%           95%
  Grand Rapids, MI
Hamlin Manufactured Housing Community (5)               170          100%          99%         85%(5)
  Webberville, MI
Kensington Meadows Mobile Home Park                     290           97%          98%           92%
  Lansing, MI
Kings Court Mobile Village                              639           98%          100%          98%
  Traverse City, MI
Knollwood Estates                                       161           (3)          97%           94%
  Allendale, MI
Lafayette Place                                         254           98%          97%           98%
  Metro Detroit, MI
Lincoln Estates Mobile Home Park                        191           99%          96%,          95%
  Holland, MI
Maple Grove Estates Manufactured Housing Community       46          100%          100%          98%
  Dorr, MI
Meadow Lake Estates Manufactured Housing Community      425          100%          100%          97%
  White Lake, MI
Meadowbrook Estates Manufactured Housing Community      453           99%          98%           97%
  Monroe, MI
Meadowstream Village Manufactured Housing               159           98%          97%           95%
Community
  Sodus, MI
Parkwood Manufactured Housing Community                 249           93%          90%           86%
  Grand Blanc, MI

                                                     DEVELOPED     OCCUPANCY    OCCUPANCY     OCCUPANCY
                                                    SITES AS OF      AS OF        AS OF         AS OF
              PROPERTY AND LOCATION                   12/31/02    12/31/00(1)  12/31/01(1)   12/31/02(1)
              ---------------------                   --------    -----------  -----------   -----------
Presidential Estates Mobile Village                     364           98%          99%           95%
  Hudsonville, MI
Richmond Place                                          117           99%          97%           100%
  Metro Detroit, MI
River Haven Village                                     721           (3)          78%           79%
  Grand Haven, MI
Scio Farms Estates                                      913          100%          99%           99%
  Ann Arbor, MI
Sherman Oaks Manufactured Housing Community             366           99%          97%           94%
  Jackson, MI
St. Clair Place                                         100           99%          100%          99%
  Metro Detroit, MI
Sunset Ridge  (9)                                       144           (3)         13%(9)        45%(9)
  Portland Township, MI
Timberline Estates Manufactured Housing Community       296          100%          96%           94%
  Grand Rapids, MI
Town & Country Mobile Village                           192           99%          99%           99%
  Traverse City, MI
Village Trails                                          100           77%          77%           80%
  Howard City,  MI
White Lake Mobile Home Village (5)                      315          100%         85%(5)         96%
  White Lake, MI
White Oak Estates                                       480           85%          88%           86%
  Mt. Morris, MI
Windham Hills Estates (5)                               402           88%          91%          82%(5)
  Jackson, MI
Woodhaven Place                                         220           99%          100%          98%
                                                        ---           ---          ----          ---
  Metro Detroit, MI
MICHIGAN TOTAl                                         13,235         96%          94%           92%
                                                       ======         ===          ===           ===

INDIANA
Brookside Mobile Home Village                           570           93%          93%           88%
  Goshen, IN
Carrington Pointe                                       320           89%          81%           81%
  Ft. Wayne, IN
Clear Water Mobile Village                              227           95%          90%           86%
  South Bend, IN
Cobus Green Mobile Home Park                            386           94%          87%           81%
  Elkhart, IN
Deerfield Run Manufactured Home                         175         75%(5)        60%(5)        73%(5)
Community (5)
  Anderson, IN
Four Seasons Mobile Home Park                           218           96%          98%           95%
  Elkhart, IN
Holiday Mobile Home Village                             326           99%          97%           95%
  Elkhart, IN
Liberty Farms Communities                               220          100%          98%           99%
  Valparaiso, IN
Maplewood Mobile Home Park                              207           94%          91%           97%
  Lawrence, IN
Meadows Mobile Home Park                                330           95%          89%           85%
  Nappanee, IN
Pebble Creek(9) (10)                                    258          (10)          (10)        76%(9)
  Greenwood, IN
Pine Hills Mobile Home Subdivision                      130           91%          96%           95%
  Middlebury, IN
Roxbury Park                                            398           (3)          92%           94%
  Goshen, IN
Timberbrook Mobile Home Park                            567           90%          90%           84%
  Bristol, IN

                                                     DEVELOPED     OCCUPANCY    OCCUPANCY     OCCUPANCY
                                                    SITES AS OF      AS OF        AS OF         AS OF
              PROPERTY AND LOCATION                   12/31/02    12/31/00(1)  12/31/01(1)   12/31/02(1)
              ---------------------                   --------    -----------  -----------   -----------
Valley Brook Mobile Home Park                           799           95%          95%           88%
  Indianapolis, IN
West Glen Village Mobile Home Park                      552           99%          98%           96%
  Indianapolis, IN
Woodlake Estates (5)                                    338         67% (5)       69%(5)        72%(5)
  Ft. Wayne, IN
Woods Edge Mobile Village (5)                           598         93%(5)        84%(5)       74%(5)
                                                        ---         ------        ------       ------
  West Lafayette, IN
INDIANA TOTAL                                          6,619          92%          90%           86%
                                                       =====          ===          ===           ===

OTHER
Apple Creek Manufactured Home Community and Self        176           98%          91%           94%
Storage
  Cincinnati, OH
Autumn Ridge Mobile Home Park                           413          100%          99%           98%
   Ankeny, IA
Bell Crossing Manufactured Home                         239           84%         53%(5)        41%(5)
Community (5)
  Clarksville, TN
Boulder Ridge (5)                                       527           98%          98%          85%(5)
  Pflugerville, TX
Branch Creek Estates                                    392           99%          100%          98%
  Austin, TX
Byrne Hill Village Manufactured Home                    236           97%          97%           96%
Community
  Toledo, OH
Candlelight Village Mobile Home Park                    309           96%          98%           95%
  Chicago Heights, IL
Casa del Valle (8)                                      408          100%          100%          100%
  Alamo, TX
Catalina Mobile Home Park                               462           90%          83%           83%
  Middletown, OH
Chisholm Point Estates                                  416           99%          98%           94%
  Pflugerville, TX
Comal Farms(9) (10)                                     349          (10)          (10)        43%(9)
  New Braunfels, TX
Creekside(9) (10)                                        47          (10)          (10)        66%(9)
  Reidsville, NC
Desert View Village (9)                                  93          6%(9)        25%(9)        40%(9)
  West Wendover, NV
Eagle Crest (9)                                         151           (3)         84%(9)       97%(9)
  Firestone, CO
East Fork(9) (10)                                       160          (10)          (10)        88%(9)
  Batavia, OH
Edwardsville Mobile Home Park                           634           97%          97%           92%
  Edwardsville, KS
Forest Meadows                                           76           88%          83%           92%
  Philomath, OR
Glen Laurel(9) (10)                                     262          (10)          (10)        18%(9)
  Concord, NC
High Pointe                                             411           95%          93%           95%
  Frederica, DE
Kenwood RV and Mobile Home Plaza (8)                    289          100%          100%          100%
  LaFeria, TX
Meadowbrook(9) (10)                                     177          (10)          (10)        80%(9)
  Charlotte, NC
North Point Estates (9)                                 108           (3)         38%(9)        50%(9)
   Pueblo, CO
Oak Crest(9)                                            335           (4)          (4)         84%(9)
   Austin, TX

                                                     DEVELOPED     OCCUPANCY    OCCUPANCY     OCCUPANCY
                                                    SITES AS OF      AS OF        AS OF         AS OF
              PROPERTY AND LOCATION                   12/31/02    12/31/00(1)  12/31/01(1)   12/31/02(1)
              ---------------------                   --------    -----------  -----------   -----------
Oakwood Village (5)                                     511         78%(5)        73%(5)       74%(5)
  Dayton, OH
Orchard Lake Manufactured Home Community                147           98%          97%           97%
  Cincinnati, OH
Paradise Park                                           277           99%          96%           91%
  Chicago Heights, IL
Pecan Branch (9)                                         69           (3)         67%(9)        74%(9)
  Williamson County, TX
Pheasant Ridge                                          553           (4)          (4)           99%
   Manor Township, PA
Pin Oak Parc Mobile Home Park                           502           98%          99%           97%
  O'Fallon, MO
Pine Ridge Mobile Home Park                             245           98%          98%           95%
  Petersburg, VA
River Ridge (9)                                         337           (4)          (4)         89%(9)
   Austin, TX
Saddle Brook (9)                                        258           (4)          (4)         39%(9)
   Austin, TX
Sea Air (8)                                             527          100%          99%           100%
  Rehoboth Beach, DE
Snow to Sun (8)                                         493           99%          100%          99%
  Weslaco, TX
Southfork Mobile Home Park                              477           96%          95%           90%
  Belton, MO
Stonebridge(9) (10)                                     206          (10)          (10)        83%(9)
  San Antonio, TX
Summit Ridge(9) (10)                                    127          (10)          (10)        91%(9)
  Converse, TX
Sunset Ridge(9) (10)                                    173          (10)          (10)        71%(9)
  Kyle TX
Sun Villa Estates                                       324          100%          100%          99%
  Reno, NV
Timber Ridge Mobile Home Park                           585           98%          99%           98%
  Ft. Collins, CO
Westbrook Village (7)                                   344           98%          99%           97%
  Toledo, OH
Westbrook Senior Village                                112           (3)          94%           99%
  Toledo, OH
Willowbrook Place (7)                                   266           99%          98%           98%
  Toledo, OH
Woodlake Trails(9) (10)                                 133          (10)          (10)        44%(9)
  San Antonio, TX
Woodland Park Estates                                   399           99%          98%           94%
  Eugene, OR
Woodside Terrace Manufactured Home                      439           96%          98%           96%
Community
  Holland, OH
Worthington Arms Mobile Home Park                       224           99%          99%          96%
                                                        ---           ---          ---          ---
  Delaware, OH
OTHER TOTAL                                            14,398         95%          93%           86%
                                                       ======         ===          ===           ===

SOUTHEAST
FLORIDA
Arbor Terrace RV Park                                   402           (6)          (6)           (6)
  Bradenton, FL
Ariana Village Mobile Home Park                         208           85%          86%           88%
  Lakeland, FL
Bonita Lake Resort                                      167           (6)          (6)           (6)
  Bonita Springs, FL

                                                     DEVELOPED     OCCUPANCY    OCCUPANCY     OCCUPANCY
                                                    SITES AS OF      AS OF        AS OF         AS OF
              PROPERTY AND LOCATION                   12/31/02    12/31/00(1)  12/31/01(1)   12/31/02(1)
              ---------------------                   --------    -----------  -----------   -----------
Buttonwood Bay (8)                                      941           (3)          100%         100%
   Sebring, FL
Gold Coaster Manufactured Home Community (8)            546          100%          100%          98%
  Florida City, FL
Groves RV Resort                                        306           (6)          (6)           (6)
  Lee County, FL
Holly Forest Estates                                    402          100%          100%          100%
  Holly Hill, FL
Indian Creek Park (8)                                  1,546         100%          100%          100%
  Ft. Myers Beach, Fl
Island Lakes Mobile Home Park                           301          100%          100%         100%
  Merritt Island, FL
Kings Lake Mobile Home Park                             245           96%          99%           100%
  Debary, FL.
Lake Juliana Landings Mobile Home Park                  287           71%          74%           77%
  Auburndale, FL
Lake San Marino RV Park                                 415           (6)          (6)           (6)
  Naples, FL
Leesburg Landing                                         96           68%          68%           69%
  Lake County, FL
Meadowbrook Village Mobile Home Park                    257           98%          99%           99%
  Tampa, Fl,
Orange Tree Village Mobile Home Park                    246           99%          100%          100%
  Orange City, FL
Royal Country Mobile Home Park                          864          100%          99%           100%
  Miami, FL
Saddle Oak Club Mobile Home Park                        376           99%          100%          100%
  Ocala Fl,
Siesta Bay RV Park                                      850           (6)          (6)           (6)
  Ft. Myers Beach, FL
Silver Star Mobile Village                              408           96%          98%           99%
  Orlando, FL
Water Oak Country Club Estates/Water Oak Mobile         844          100%          100%          100%
                                                        ---          ----          ----          ----
Home Park
  Lady Lake, FL,
Florida Total                                          9,707          94%          96%           97%
                                                       =====          ===          ===           ===

TOTAL/AVERAGE                                          43,959         95%          93%           90%
                                                       ======         ===          ===           ===
TOTAL STABILIZED COMMUNITIES                           40,407         95%          94%           92%
                                                       ======         ===          ===           ===
TOTAL DEVELOPMENT COMMUNITIES                           3,552          6%          45%           65%
                                                       ======          ==          ===           ===

         (1) Occupancy percentage relates to manufactured housing sites, excluding recreational vehicle sites.

         (2)      Acquired in 2000.

         (3)      Acquired in 2001.

         (4)      Acquired in 2002.

         (5) Occupancy in these properties reflects the fact that these communities are in their initial lease-up phase following an expansion.

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

         (8)      This Property contains recreational vehicle sites.

         (9) Occupancy in these properties reflects the fact that these communities are newly developed from the ground up.


         (10) This Property is owned by an affiliate of Sunchamp LLC, an entity in which the Company owns approximately a 59% equity interest as of December 31, 2002. Prior to 2002, the Company held a minority interest in Sunchamp LLC and, therefore, did not treat this Property as a Property owned by the Company. As a result, the Company did not report any information in respect of this Property for such periods.

         Leases. The typical lease we enter into with a tenant for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties, or, in some instances, as provided by statute. In some cases, leases are for one-year terms, with up to ten renewal options exercisable by the tenant, with rent adjusted for increases in the consumer price index. These leases are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults. During the past five years, on average
3.1 percent of the homes in our communities have been removed by their owners and eight percent of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The small percentage of homes removed from our communities is impacted by the $3,000 to $8,000 cost to move a home. The above experience can be summarized as follows: the average resident remains in our communities for approximately nine years, while the average home, which gives rise to the rental stream, remains in our communities for approximately thirty-two years. See "Regulations and Insurance."

ITEM 3. LEGAL PROCEEDINGS

         On March 21, 2003, the Company received an unfiled complaint by T.J. Holdings, LLC ("TJ Holdings"), a member of Sun/Forest, LLC ("Sun/Forest") (which, in turn, owns an equity interest in SunChamp LLC), against the Company, SunChamp LLC, certain other affiliates of the Company and two directors of Sun Communities, Inc. The unfiled complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. We believe the unfiled complaint and the claims threatened therein have no merit and, if this complaint is ultimately filed, we intend to defend it vigorously.

         We are involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

         There is no established public market for any class of the Company's equity securities. On March 3, 2003, partnership units of the Company were held by approximately one hundred holders of record.

         The General Partner's Common Stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993 under the symbol "SUI." On March 3, 2003, the closing sales price of the Common Stock was $34.73 and the Common Stock was held by approximately 650 holders of record. The following table sets forth the high and low closing sales prices per share for the Common Stock for the periods indicated as reported by the NYSE and the distributions paid by the General Partner with respect to each such period (we paid equivalent distributions per common operating partnership unit to our limited partners during such periods).

                                                                         High           Low         Distribution
                                                                         ----           ---         ------------
FISCAL YEAR ENDED DECEMBER 31, 2001
   First Quarter of 2001..........................................       34.69          30.80            .53
   Second Quarter of 2001.........................................       35.50          31.60            .55
   Third Quarter of 2001..........................................       36.85          34.73            .55
   Fourth Quarter of 2001.........................................       38.55          36.00            .55

FISCAL YEAR ENDED DECEMBER 31, 2002
   First Quarter of 2002..........................................       40.19          36.73            .55
   Second Quarter of 2002.........................................       42.60          39.00            .58
   Third Quarter of 2002..........................................       41.93          33.50            .58
   Fourth Quarter of 2002.........................................       37.00          32.25            .58

RECENT SALES OF UNREGISTERED SECURITIES

         On January 2, 2002, we issued 100,000 Series B-2 Preferred Units at par of $45.00 to Bay Area Limited Partnership and assumed approximately $6,812,500 of debt, in exchange for property with a net agreed upon value of $15,000,000 (the "Series B-2 Units"). Holders of the Series B-2 Units may require the Company to redeem all of the outstanding Series B-2 Units within the ninety (90) day period following the fifth anniversary of the Series B-2 Unit issuance date, the death of Bay Area's president, or the occurrence of a change of control as defined in our limited partnership agreement, but in no event may the Series B-2 Unit holders require the redemption of the Series B-2 Units prior to January 31, 2007. We will pay a redemption price of $45.00 per Series B-2 Unit redeemed. In addition, holders of the Series B-2 Units may convert such units into Common OP Units at a conversion price of $45 per unit within the ninety (90) day period following the third anniversary of the Series B-2 Unit issuance date.

         On December 1, 2002, the we issued 55,200 Series B-3 Preferred Units to ten members of Woodside Terrace, LTD, paid approximately $1,000,000 in cash and assumed approximately

$2,230,000 of debt, which was immediately retired, in exchange for property with a net agreed upon value of $8,750,000. Holders of the Series B-3 Units may redeem the Series B-3 Units (a) within the ninety (90) day period following each of the fifth, sixth, seventh, eighth, ninth and tenth anniversaries of the issuance date, (b) in the event of the death of a holder, and (c) at any time after the tenth anniversary. The redemption price is $100 per Series B-3 Unit. We have the right to redeem the Series B-3 Units at any time after the tenth anniversary.

On January 2, 2003, we issued 41,700 Series B-3 Preferred Units to the members of Willowbrook Co., Ltd, paid approximately $860,000 in cash and assumed approximately $1,570,000 of debt, which was immediately retired, in exchange for property with a net agreed upon value of $6,600,000. Holders of the Series B-3 Units may redeem the Series B-3 Units (a) within the ninety (90) day period following each of the fifth, sixth, seventh, eighth, ninth and tenth anniversaries of the issuance date, (b) in the event of the death of a holder, and (c) at any time after the tenth anniversary. The redemption price is $100 per Series B-3 Unit. We have the right to redeem the Series B-3 Units at any time after the tenth anniversary.

         In 2002, our General Partner issued an aggregate of 83,892 shares of its Common Stock upon conversion of an aggregate of 83,892 Common OP Units.

         All of the above OP Units and shares of Common Stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

EQUITY COMPENSATION PLAN INFORMATION

                  The following table reflects information about the securities authorized for issuance under our General Partner's equity compensation plans as of December 31, 2002.

                                          (a)                          (b)                           (c)

                                                                                            NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE
                                  NUMBER OF SECURITIES                                       FOR FUTURE ISSUANCE
                                   TO BE ISSUED UPON            WEIGHTED-AVERAGE                 UNDER EQUITY
                                      EXERCISE OF               EXERCISE PRICE OF             COMPENSATION PLANS
                                  OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,         (EXCLUDING SECURITIES
       PLAN CATEGORY              WARRANTS AND RIGHTS          WARRANTS AND RIGHTS         REFLECTED IN COLUMN (a))
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by shareholders                858,388                       $27.92                       150,519

Equity compensation plans
not approved by                         117,379                       $32.75                          0
shareholders (1)

         TOTAL                          975,767                       $28.50                       150,519

(1) On May 29, 1997, our General Partner established a Long Term Incentive Plan (the "LTIP") pursuant to which all full-time salaried and full-time commission only employees of the General Partner and the Company, excluding the General Partner's officers, were entitled to receive options to purchase shares of the General Partner's common stock at $32.75 per share (i.e., the average of the highest and lowest selling prices for the common stock on May 29, 1997), on January 31, 2002. In accordance with the terms of the LTIP, (a) the General Partner granted the eligible participants options to purchase 167,918 shares of its common stock; and (b) each eligible participant received an option to purchase a number of shares of the General Partner's common stock equal to the product of 167,918 and the quotient derived by dividing such participant's total compensation during the period beginning on January 1, 1997 and ending on December 31, 2001 (the "Award Period") by the aggregate compensation of all of the eligible participants during the Award Period.

ITEM 6.  SELECTED FINANCIAL DATA

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP


                                                                  YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------
                                                   2002       2001(c)      2000(c)      1999(c)      1998(c)
                                                 ---------   ---------    ---------    ---------    ---------
                                                      (In thousands except for per share and other data)
OPERATING DATA:
Revenues:
     Income from property ....................   $ 151,612   $ 138,687    $ 132,129    $ 125,137    $ 114,077
     Other income ............................      10,684      14,401       13,498        7,804        3,837
                                                 ---------   ---------    ---------    ---------    ---------
                Total revenues ...............     162,296     153,088      145,627      132,941      117,914
                                                 ---------   ---------    ---------    ---------    ---------
Expenses:
     Property operating and maintenance ......      33,387      28,972       28,408       27,122       25,484
     Real estate taxes .......................      10,542       9,492        9,083        8,850        8,699
     Property management .....................       2,502       2,746        2,934        2,638        2,269
     General and administrative ..............       5,220       4,627        4,079        3,682        3,339
     Depreciation and amortization ...........      38,525      33,320       30,487       28,388       24,819
     Interest ................................      32,375      31,016       29,651       27,289       23,987
                                                 ---------   ---------    ---------    ---------    ---------
                Total expenses ...............     122,551     110,173      104,642       97,969       88,597
                                                 ---------   ---------    ---------    ---------    ---------
Income before equity income (loss) from
     affiliates, distributions to Preferred OP
     units, discontinued operations, and gain
     from property dispositions, net .........      39,745      42,915       40,985       34,972       29,317

Equity income (loss) from affiliates .........   (16,627) (a)      131          607        1,726        2,147
                                                 ---------   ---------    ---------    ---------    ---------



Income before distributions to Preferred
     OP Units, discontinued operations,
     and gain from property
     dispositions, net .......................      23,118      43,046       41,592       36,698       31,464
Less distributions to Preferred OP Units .....       7,803       8,131        7,826        3,663        2,505
                                                 ---------   ---------    ---------    ---------    ---------
Income from continuing operations.............      15,315      34,915       33,766       33,035       28,959
Income (loss) from discontinued operations....         322         (75)         (89)         (92)         (65)
Gain from property dispositions, net .........          --       4,275        4,801          829          655(b)
                                                 ---------   ---------    ---------    ---------    ---------
Net income ...................................   $  15,637   $  39,115    $  38,478    $  33,772    $  29,549
                                                 =========   =========    =========    =========    =========

Earning attributed to:
   Continuing operations
     General Partner .........................   $  13,312   $  33,975    $  33,371    $  29,168    $  26,153
     Limited Partner .........................       2,003       5,215        5,196        4,696        3,461
Discontinued operations
     General Partner .........................         280         (65)         (77)         (79)         (57)
     Limited Partner .........................          42         (10)         (12)         (13)          (8)
                                                 ---------   ---------    ---------    ---------    ---------
                                                 $  15,637   $  39,115    $  38,478    $  33,772    $  29,549
                                                 =========   =========    =========    =========    =========


                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                                                                  YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                2002        2001(c)       2000(c)      1999(c)      1998(c)
                                              ----------   ----------   ----------   ----------   ----------
                                                    (In thousands except for per share and other data)
Basic earnings per share:
     Continuing operations ................   $     0.76   $     1.96   $     1.92   $     1.69   $     1.55
     Discontinued operations ..............         0.01           --           --           --           --
                                              ----------   ----------   ----------   ----------   ----------
     Net income ...........................   $     0.77   $     1.96   $     1.92   $     1.69   $     1.55
                                              ==========   ==========   ==========   ==========   ==========

Diluted earnings per share:
     Continuing operations ................   $     0.75   $     1.95   $     1.92   $     1.68   $     1.53
     Discontinued operations ..............         0.02           --           --           --           --
                                              ----------   ----------   ----------   ----------   ----------
     Net income ...........................   $     0.77   $     1.95   $     1.92   $     1.68   $     1.53
                                              ==========   ==========   ==========   ==========   ==========

Weighted average common shares outstanding:
     Basic ................................       20,177       19,907       19,999       19,961       19,101
                                              ==========   ==========   ==========   ==========   ==========
     Diluted ..............................       20,363       20,089       20,085       20,113       19,276
                                              ==========   ==========   ==========   ==========   ==========
Distribution per common share .............   $     2.29   $     2.18   $     2.10   $     2.02   $     1.94
                                              ==========   ==========   ==========   ==========   ==========

BALANCE SHEET DATA:
Rental property, before accumulated
     depreciation .........................   $1,174,837   $  969,936   $  867,377   $  847,696   $  803,152
Total assets ..............................   $1,166,576   $  997,049   $  969,228   $  906,632   $  824,039
Total debt ................................   $  667,373   $  495,198   $  464,508   $  401,564   $  365,164
Redeemable Preferred OP Units .............   $   53,978   $   43,958   $   39,347   $   35,783   $   35,783
Partners' capital .........................   $  420,644   $  431,281   $  440,230   $  443,009   $  398,336
OTHER DATA (AT END OF PERIOD):
Total properties ..........................          129          116          109          110          104
Total sites ...............................       43,959       40,544       38,282       38,217       37,566

(a) Included in equity income (loss) from affiliates in 2002 is a $13.6 million write-off of the Company's investment in Origen.
(b)  Includes an $875 expense related to an unsuccessful portfolio acquisition.
(c) Revenues and expenses for the years ended December 31, 2001, 2000, 1999 and 1998 have been restated to conform with SFAS No. 144 which requires operations of properties sold or held for sale to be reclassified as discontinued operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

         The Company owns, operates, develops and finances manufactured housing communities concentrated in the midwestern and southeastern United States. Sun Communities, Inc. ("General Partner), a self-administered and self-managed Real Estate Investment Trust is the sole general partner of the Company. As of December 31, 2002, the Company owned and operated a portfolio of 129 developed properties located in seventeen states, including 117 manufactured housing communities, five recreational vehicle communities, and seven properties containing both manufactured housing and recreational vehicle sites.

         During 2002, the Company acquired four manufactured housing communities, comprising 1,482 developed sites and 538 sites suitable for development for $69.9 million, and the Company sold one manufactured housing community for $3.3 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

         Management believes the following significant accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

         Impairment of Long-Lived Assets. Rental property is recorded at cost, less accumulated depreciation. Management evaluates the recoverability of its investment in rental property whenever events or changes in circumstances, such as recent operating results, expected net operating cash flow and plans for future operations, indicate that full asset recoverability is questionable. If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset as determined on a discounted net cash flow basis.

         Notes Receivable. The Company evaluates the recoverability of its notes receivable (including the notes receivable from Origen) whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. The loan is then measured based on the present value of the expected future cash flow discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

         Depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The Company uses a thirty year useful life for land improvements and buildings and a seven to fifteen year useful life for furniture, fixtures and equipment.

         Revenue Recognition. Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and the resident.

         Capitalized Costs. The Company capitalizes certain costs (including interest and other costs) incurred in connection with the development, redevelopment, capital enhancement and leasing of its properties. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities. Maintenance, repairs and minor improvements to properties are expensed when incurred. Renovations and improvements to properties are capitalized and depreciated over their estimated useful lives and construction costs related to the development of new community or expansion sites are capitalized until the property is substantially complete. Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized and amortized over a seven year period; shorter than the average resident's occupancy in the home and the average term that the home is in our community. Costs associated with implementing the Company's new computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware.

         Derivative Instruments and Hedging Activities. During 2002, the Company entered into three interest rate swap agreements to offset interest rate risk. The Company does not enter into derivative transactions for speculative purposes. The Company adjusts its balance sheet on an ongoing quarterly basis to reflect current fair market value of its derivatives. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings over time and occurs when the hedged items are also recognized in earnings. The Company uses standard market conventions to determine the fair values of derivative instruments, including the quoted market prices or quotes from brokers or dealers for the same or similar instruments. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

         Deferred Tax Assets. SHS currently has significant deferred tax assets, which are subject to periodic recoverability assessments. SHS million has recognized deferred tax assets of $2.4 million, net of a valuation reserve of $5.1 million. Realization of these deferred tax assets is principally dependent upon SHS's achievement of projected future taxable income. Judgments regarding future profitability may change due to future market conditions, SHS's ability to continue to successfully execute its business plan and other factors.

RESULTS OF OPERATIONS

Comparison of year ended December 31, 2002 to year ended December 31, 2001
--------------------------------------------------------------------------

         For the year ended December 31, 2002, income before equity income
(loss) from affiliates, distributions to Preferred OP Units, discontinued operations and gain from property dispositions, net decreased by $3.2 million from $42.9 million to $39.7 million, when compared to the year ended December 31, 2001. The decrease was due to increased expenses of $12.4 million while revenues increased by $9.2 million.

         Income from property increased by $12.9 million from $138.7 million to $151.6 million, or 9.3 percent, due to rent increases and other community revenues ($5.9 million) and acquisitions ($7.0 million).

         Other income decreased by $3.7 million from $14.4 million to $10.7 million due primarily to a decrease in interest income ($2.3 million) and reduced development fee income and other income ($1.4 million).

         Property operating and maintenance expenses increased by $4.4 million from $29.0 million to $33.4 million, or 15.2 percent, due to acquired communities ($1.9 million) and increases in costs including payroll ($1.2 million), workers' compensation ($0.5 million), and cable television ($0.3 million), and other expenses ($0.5 million).

         Real estate taxes increased by $1.0 million from $9.5 million to $10.5 million, due to the acquired communities ($0.5 million) and changes in certain assessments.

         Property management expenses decreased by $0.2 million from $2.7 million to $2.5 million, representing 1.7 percent and 2.0 percent of income from property in 2002 and 2001, respectively.

         General and administrative expenses increased by $0.6 million from $4.6 million to $5.2 million, representing 3.2 percent and 3.0 percent of total revenues in 2002 and 2001, respectively.

         Interest expense increased by $1.4 million from $31.0 million to $32.4 million due primarily to financing additional investments in rental property ($6.0 million) offset by decreasing rates on variable rate debt ($4.9 million).

         Depreciation and amortization expense increased by $5.2 million from $33.3 million to $38.5 million due primarily to the net additional investments in rental properties.

         Equity income (loss) from affiliates decreased by $16.7 million from income of $0.1 million to a loss of $16.6 million primarily due to equity losses at SHS ($0.7 million), SunChamp ($0.4 million) and Origen ($1.7 million) and the write-off of the Company's investment in Origen ($13.6 million) and a technology investment ($0.3 million).

Comparison of year ended December 31, 2001 to year ended December 31, 2000
--------------------------------------------------------------------------

         For the year ended December 31, 2001, income before equity income
(loss) from affiliates, distributions to Preferred OP Units, discontinued operations and gain from property dispositions, net increased by $1.9 million from $41.0 million to $42.9 million, when compared to the year ended December 31, 2000. The increase was due to increased revenues of $7.4 million while expenses increased by $5.5 million.

         Income from property increased by $6.6 million from $132.1 million to $138.7 million, or 5.0 percent, due to rent increases and other community revenues ($6.5 million) and acquisitions ($4.4 million), offset by a revenue reduction of $4.3 million due to property dispositions.

         Other income increased by $0.9 million from $13.5 million to $14.4 million due primarily to an increase in interest income ($1.3 million) offset by reductions in other income ($0.4 million).

         Property operating and maintenance expenses increased by $0.6 million from $28.4 million to $29.0 million, or 2.0 percent, representing general cost increases ($1.0 million) and acquisitions ($0.7 million), offset by an expense reduction of $1.1 million due to property dispositions.

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

         Depreciation and amortization expense increased by $2.8 million from $30.5 million to $33.3 million due primarily to the net additional investments in rental properties.

         Equity in income (loss) of affiliates decreased by $0.5 million due primarily to a reduced level of new home sales at Sun Homes Services.

SAME PROPERTY INFORMATION

         The following table reflects property-level financial information as of and for the years ended December 31, 2002 and 2001. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2001 and December 31, 2002. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for properties acquired after January 1, 2001 and new development communities.

                                                     SAME PROPERTY           TOTAL PORTFOLIO
                                                 --------------------    -----------------------
                                                   2002        2001        2002           2001
                                                 --------    --------    --------       --------
                                                    (in thousands)            (in thousands)
Income from property .........................   $128,953    $123,170    $151,642       $139,022
                                                 --------    --------    --------       --------

Property operating expenses:
        Property operating and maintenance ...     24,151      23,147      33,403         29,154
        Real estate taxes ....................      9,790       9,258      10,545          9,524
                                                 --------    --------    --------       --------
                Property operating expenses ..     33,941      32,405      43,948         38,678
                                                 --------    --------    --------       --------
Property net operating income ................   $ 95,012    $ 90,765    $107,694       $100,344
                                                 ========    ========    ========       ========

Number of properties .........................        103         103         129(2)         116
Developed sites ..............................     36,748      36,482      43,959(2)      40,544
Occupied sites ...............................     33,217      33,586      38,940(2)      36,935
Occupancy % (1) ..............................       92.2%       94.2%       89.9%(2)       93.0%
Weighted average monthly rent per site(1) ....   $    318    $    303    $    315       $    301
Sites available for development ..............      2,153       2,364       7,642(2)       3,887
Sites planned for development in next year ...         20         257         175(2)         613

     (1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

     (2) Property site information includes eleven SunChamp communities acquired during the fourth quarter of 2002.

On a same property basis, property revenues increased by $5.8 million from $123.2 million to $129.0 million, or 4.7 percent, due primarily to increases in rents and related charges including water and property tax pass through.

Property operating expenses increased by $1.5 million from $32.4 million to $33.9 million, or 4.7 percent, due to increased costs. Property net operating income increased by $4.2 million from $90.8 million to $95.0 million, or 4.7 percent.

The occupancy at December 31, 2002, includes 19 new community developments with 3,552 sites which are 64.8 percent occupied. At December 31, 2001, there were five new community developments with 564 sites, which were 45.2 percent occupied. Excluding new community developments, occupancy was 92.4 percent and
93.8 percent at December 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal liquidity demands have historically been, and are expected to continue to be, distributions to the General Partner's stockholders and the Company's unitholders, property acquisitions, development and expansion of properties, capital improvements of properties and debt repayment.

         The Company expects to meet its short-term liquidity requirements through its working capital provided by operating activities and its line of credit, as described below. The Company considers its ability to generate cash from operations (anticipated to be approximately $70 million) to be adequate to meet all operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, pay distributions to the General Partner's stockholders to maintain the General Partner's qualification as a REIT in accordance with the Internal Revenue Code and make distributions to the Company's unitholders.

         The Company plans to invest approximately $5 to $10 million in developments consisting of expansions to existing communities and the new or continuing development of new communities. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

         Furthermore, the Company expects to invest in the range of $40 to $60 million in the acquisition of properties in 2003, depending upon market conditions. The Company plans to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

         Cash and cash equivalents decreased by $1.9 million to $2.7 million at December 31, 2002 compared to $4.6 million at December 31, 2001 because cash used in investing activities exceeded cash provided by operating and financing activities. Net cash provided by operating activities decreased by $14.9 million to $51.0 million for the year ended December 31, 2002 compared to $65.9 million for the year ended December 31, 2001. The decrease resulted primarily from reduced net income after adding back the reduction in book value of investments and an increase in other assets.

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

         In 2002, the Company closed on a $152.4 million collateralized five year variable rate (2.17% at December 31, 2002) debt facility with an option to extend an additional five years at a variable rate debt facility, which is convertible to a five to ten year fixed rate loan but not to exceed a total term of fifteen years.

         In July 2002, the Company refinanced its existing line of credit to an $85 million unsecured line of credit facility, which matures in July 2005, with a one-year optional extension. At December 31, 2002, the average interest rate of outstanding borrowings under the line of credit was 2.27%, $63 million was outstanding and $22 million was available to be drawn under the facility. Subsequent to year end, the

Company increased the line to $105 million. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at December 31, 2002.

         In 1998, certain directors, employees and consultants of the Company and of the General Partner purchased newly issued shares of common stock of the General Partner and common OP Units in the Company for approximately $25.5 million in accordance with the Sun Communities 1998 Stock Purchase Plan (the "Purchase Plan"). The participants in the Purchase Plan financed these purchases through personal loans (the "Loans") from Bank One, N.A. (the "Bank") due in January 2004. The Company guaranteed the repayment of the Loans. The participants have agreed to fully indemnify the Company against any and all liabilities arising under such guaranty (the "Guaranty") (the principal balance of which was approximately $22.7 million at December 31, 2002).

         Among other usual commercial provisions, the Guaranty requires that the Company comply with certain financial covenants. These covenants were initially designed to be identical in all material respects with the financial covenants imposed on the Company under its line of credit facility. Since 1998, as the covenants in the Company's then applicable line of credit facility changed, the Guaranty has also been similarly amended to remain consistent. In July 2002, the Company entered into a replacement line of credit facility; however, conforming amendments to the Guaranty were not made, resulting in differing and inconsistent financial covenants in the line of credit facility as compared to the Guaranty. As a consequence, as of September 30, 2002, the Company was not in compliance with certain of the financial covenants contained in the Guaranty (the "Differing Financial Covenants"). Because it was not the intention of the parties to impose disparate requirements on the Guaranty and the Company's line of credit, the Bank waived any breach of the Guaranty arising solely as a result of the Company's non-compliance with the Differing Financial Covenants so long as the Company remains in compliance with all of the terms and conditions of its line of credit facility. As of December 31, 2002, the Company was in compliance with the terms and conditions of its line of credit facility and, as a result, the Company was in compliance with the terms and conditions of the Guaranty.

         Section 402 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") states that it is "unlawful for any issuer . . . directly or indirectly, including through any subsidiary, to extend or maintain credit, to arrange for the extension of credit, or to renew an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof) of that issuer." Section 402 of the Sarbanes-Oxley Act provides an exception for certain extensions of credit which are "maintained by the issuer on the date of enactment of the Sarbanes-Oxley Act [July 30, 2002] . . ., provided that there is no material modification to any term of any such extension of credit or any renewal of any such extension of credit on or after that date of enactment." Jaffe, Raitt, Heuer & Weiss, P.C. has delivered a reasoned opinion to the Company to the effect that, based on various assumptions and qualifications set forth in the opinion, a court could reasonably find that
Section 402 of the Sarbanes-Oxley Act does not apply to the waiver letter issued by the Bank and that, even if a court determines that Section 402 applies to the Bank's waiver letter, a court could reasonably conclude that the Guaranty fits within the exception under Section 402 for extensions of credit maintained by the issuer prior to July 30, 2002. Arthur A. Weiss, a stockholder of Jaffe, Raitt, Heuer & Weiss, P.C., the Company's regular outside counsel, is a director of the General Partner and received a personal loan to purchase common OP Units under the Purchase Plan.


         There is no case law directly on point, and we cannot assure you that a court would not decide differently from the views expressed in counsel's opinion and such opinion represents only the best judgment of counsel and is not binding in the courts. It is unclear what the consequences to the Company would be if a court determined the Bank's waiver letter constituted a material modification of the terms of the Guaranty in violation of Section 402 of the Sarbanes-Oxley Act and the Securities Exchange Act of 1934, as amended.

         The Company's primary long-term liquidity needs are principal payments on outstanding indebtedness. At December 31, 2002, the Company's outstanding contractual obligations were as follows:


                                                                               PAYMENTS DUE BY PERIOD

                                                                                   (IN THOUSANDS)
                                                              ----------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS(1)               TOTAL DUE        1 YEAR        2-3 YEARS      4-5 YEARS      AFTER 5 YEARS
                                              ---------       --------       ---------      ---------      -------------
Bridge Loan                                    $ 48,000       $ 48,000
Line of credit                                   63,000                                      $ 63,000
Collateratized term loan                         42,206            658        $  1,463         40,085
Collateralized term loan - FNMA                 152,363                                                       $152,363
Senior notes(2)                                 285,000         85,000          65,000         35,000          100,000
Mortgage notes, other                            60,366          1,046          24,096         13,814           21,410
Capitalized lease obligations                    16,438          6,832           9,606
Redeemable Preferred OP Units                    53,978          1,000           2,564         14,632           35,782
                                               --------       --------        --------       --------         --------
                                               $721,351       $142,536        $102,729       $166,531         $309,555
                                               ========       ========        ========       ========         ========


     (1) As noted above, the Company is the guarantor of $22.7 million in personal bank loans, maturing in 2004, made to the Company's and the General Partner's directors, employees and consultants for the purpose of purchasing shares of the General Partner's common stock or Company OP Units pursuant to the General Partner's Stock Purchase Plan. The Company is obligated under the Guaranty only in the event that one or more of the borrowers cannot repay their loan when due. This contingent liability is not reflected on the Company's balance sheet.

     (2) The provisions of the callable/redeemable $65 million notes are such that the maturity date will likely be 2005 if the 10-year treasury rate is greater than 5.7% on May 16, 2005. The maturity is reflected in the above table based on that assumption.

        The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions and OP unit redemptions, through the issuance of debt or equity securities, including equity units in the Company, or from selective asset sales. As discussed above, the Company is also obligated to loan Origen up to $35.5 million under the Origen credit facility, of which $1.9 million remained to be drawn as of December 31, 2002. The Company has maintained investment grade ratings with Moody's Investor Service and Standard & Poor's, which facilitates access to the senior unsecured debt market. Since 1993, the General Partner and the Company have raised, in the aggregate, nearly $1 billion from the sale of the General Partner's shares of common stock, from the issuance of OP units in the Company and from the issuance of secured and unsecured debt securities. In addition, at December 31, 2002, 92 of the Properties were unencumbered by debt, therefore, providing substantial financial flexibility. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See "Factors that May Affect Future Results". If the Company is unable to obtain additional equity or debt financing on acceptable terms, the Company's business, results of operations and financial condition will be harmed.

        The Company's $48.0 million bridge loan and $85.0 million principal amount of senior unsecured notes are due April 30 and May 1, 2003, respectively. The Company expects to repay this indebtedness by issuing additional senior unsecured debt securities. The ability of the Company to issue such additional debt securities will be affected primarily by the state of the senior unsecured debt market and general, national and international economic and political conditions, such as the uncertainty associated with the current war in Iraq. If the Company is unable to access the senior unsecured debt market, or is unable to otherwise refinance these notes, on terms acceptable to the Company prior to May 1, 2003 and the Company is unable to successfully negotiate extensions with the holders of these debt obligations, the Company would seek secured financing on some of its 92 unencumbered properties.


        Included in the Balance Sheet are $36 million of Preferred OP Units which would require collateralization were the Company to no longer be classified as investment grade by the rating agencies.

        At December 31, 2002, the Company's debt to total market capitalization approximated 43.6 percent. The debt has a weighted average maturity of approximately 4.6 years and a weighted average interest rate of 5.3 percent.

        Capital expenditures for the years ended December 31, 2002 and 2001 included recurring capital expenditures of $7.1 million and $4.8 million, respectively.

        Net cash used in investing activities was $169.2 million for the year ended December 31, 2002 compared to $35.1 million in the prior year. The differences are due to: increased investment in rental properties of $17.0 million; decreased proceeds from property disposition of $14.0 million; and increased investment in notes receivables and investment in and advances to affiliates of $103.1 million. Additionally, the Company acquired $10.0 million in rental properties through the issuance of Preferred OP Units.

        Net cash provided by financing activities was $116.0 million for the year ended December 31, 2002, compared to a use of net cash in the prior year of $44.9 million. The differences are due to: changes in net proceeds from notes payable, inclusive of line of credit repayments, of $144.5 million; changes in net proceeds from common stock issuance of $19.2 million; and increased distributions of $2.8 million.

RATIO OF EARNINGS TO FIXED CHARGES

        The Company's ratio of earnings to fixed charges for the years ended December 31, 2002, 2001, and 2000 was 1.68:1, 1.73:1 and 1.74:1 respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE"s expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders.The provisions of this interpretation became effective upon issuance with respect to VIEs created after January 31, 2003 and to VIEs in which a company obtains an interest after that date. The provisions of this interpretation apply in the first interim period beginning after June 15, 2003 (i.e., third quarter of 2003) to VIEs in which a company holds a variable interest that it acquired before February 1, 2003. The Company is in the process of assessing whether it has an interest in any VIEs which may require consolidation in the third quarter of 2003 pursuant to FIN No. 46. Entities that may be identified as VIEs include SHS and Origen.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects. The adoption of this standard did not have a significant impact on the financial position or results of operations of the Company.

        In November 2002, the FASB issued FASB Interpretation (FIN 45) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee's issuance. The disclosure requirements of FIN No. 45 have been applied in these financial statements. The requirement to record a liability applies to guarantees issued or modified after December 31, 2002. We do not expect the requirements of FIN 45 to have a significant impact on the financial position or results of operations of the Company.

         In July 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

         In May 2002, the FASB issued SFAS 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." The provisions of this statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. Adoption of this statement did not have a significant impact on the financial position or results of operations of the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this standard are generally to be applied prospectively. During the first quarter of 2002, the Company sold Kings Pointe Mobile Home Park, located in Winter Haven, Florida, for approximately $3.4 million. In accordance with SFAS 144, the Company's consolidated statements of income and consolidated statements of cash flow have been revised from those originally reported for the years ended

December 31, 2002, 2001 and 2000 to separately reflect the results of discontinued operations for one property that was sold in the first quarter of 2002. These results were previously included in income from operations. These revisions had no impact on the Company's consolidated balance sheets or statements of stockholders' equity and these revisions had no impact on net income or net income per share of common stock for the years ended December 31, 2002, 2001 and 2000.

         In June 2001, the FASB approved SFAS No. 141, "Business Combinations and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after September 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. The adoption of these standards did not have a significant impact on the financial position or results of operations of the Company.

OTHER

         Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table reconciles net income to FFO and calculates FFO data for both basic and diluted purposes for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
              RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE/OP UNIT AMOUNTS)



                                                    2002        2001        2000
                                                  --------    --------    --------
Income before distributions to Preferred
    OP Units, discontinued operations, and
    gain from property dispositions, net          $ 23,118    $ 43,046    $ 41,592
Adjustments:
    Depreciation of rental property                 38,262      33,050      30,209
    Valuation adjustment (1)                           449          --          --
    NOI from discontinued operations                    11         121          95
    Allocation of SunChamp losses (2)                1,315          --          --
    Reduction in book value of investments          13,881          --          --
    Income allocated to Preferred OP Units          (7,803)     (8,131)     (7,826)
                                                  --------    --------    --------

FFO                                               $ 69,233    $ 68,086    $ 64,070
                                                  ========    ========    ========

Weighted average common shares and OP Units
  outstanding for basic per share/unit data         20,177      19,907      19,999
Dilutive securities:
         Stock options and awards                      186         182          86
                                                  --------    --------    --------
Weighted average common shares and OP Units
   outstanding for diluted per share/unit data      20,363      20,089      20,085
                                                  ========    ========    ========
FFO per weighted average Common Share/OP Unit
   assuming dilution                              $   3.40    $   3.39    $   3.19
                                                  ========    ========    ========


  (1) The Company entered into interest rate swaps for an aggregate of $75 million, thereby substantially fixing for periods of 5 to 7 years rates which were formerly floating. The valuation adjustment reflects the theoretical noncash profit and loss were those swaps terminated at the balance sheet date. As the Company has no expectation of terminating the swaps prior to maturity, the net of these noncash valuation adjustments will be zero at the various maturities. As any imperfections related to hedging correlation in these swaps is reflected currently in cash as interest, the valuation adjustments are excluded from Funds From Operations. The valuation adjustment is included in interest expense.

  (2) The Company acquired the equity interest of another investor in SunChamp in December 2002. Consideration consisted of a long-term note payable at net book value. The note is subordinated to the return of gross book value of equity and cumulative preferred returns of 9.25% on the Company's investment and the acquired investment. In substance, this note is a cumulative "first-loss" position relative to the Company's interest. Accordingly, the losses formerly allocated or allocable to the Company are reallocated to the note.

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

         The Company's variable rate debt totals $285.4 million as of December 31, 2002 which bears interest at various LIBOR or FNMA Discounted Mortgage Backed Securities ("DMBS") rates. If LIBOR or DMBS increased or decreased by 1.0 percent during the years ended December 31, 2002 and 2001, the Company believes its interest expense would have increased or decreased by approximately $1.7 million and $0.7 million, respectively, based on the $171.3 million and $68.3 million average balance outstanding under the Company's variable rate debt facilities for the year ended December 31, 2002 and 2001, respectively.

         Additionally, the Company had $27.3 million and $49.0 million LIBOR based variable rate mortgage and other notes receivables as of December 31, 2002 and 2001. If LIBOR increased or decreased by 1.0 percent during the years ended December 31, 2002 and 2001, the Company believes interest income would have increased or decreased by approximately $0.37 million and $0.8 million, respectively, based on the $36.7 million and $79.5 million average balance outstanding on all variable rate notes receivables for the year ended December 31, 2002 and 2001, respectively

         In September 2002, the Company entered into three separate interest rate swap agreements, effectively fixing, in the aggregate, $75 million of the Company's variable rate borrowings for a period commencing April 2003. One of these swap agreements fixes $25 million of variable rate borrowings at 4.93% for the period April 2003 through July 2009, another of these swap agreements fixes $25 million of variable rate borrowings at 5.37% for the period April 2003 through July 2012 and the third swap agreement, which is only effective for so long as LIBOR is 7% or less, fixes $25 million of variable rate borrowings at 3.97% for the period April 2003 through July 2007.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial statements and supplementary data are filed herewith under
Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company owns approximately a thirty percent equity interest in Origen Financial, L.L.C. On December 9, 2002, Origen engaged the certified public accounting firm of Grant Thornton LLP to serve as its principal independent accounting firm to audit its financial statements for the year ended December 31, 2002. Prior to Origen's engagement of Grant Thornton LLP, the Company did not consult with such firm on any accounting, auditing or financial reporting issue.

                                    PART III

         The General Partner is the sole general partner of the Company and, therefore, the information required by ITEMS 10, 11, 12 and 13 will be included in the General Partner's proxy statement for its 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES

         (a) The General Partner's Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Jeffrey P. Jorissen, evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of filing this annual report (the "Evaluation Date"), and concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

         (b) Reports on Form 8-K:

                  No Current Reports on Form 8-K were filed during the last fiscal quarter for the year ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003
                                       SUN COMMUNITIES OPERATING LIMITED
                                       PARTNERSHIP

                                       By:   Sun Communities, Inc., General
                                             Partner

                                             By: /s/ Gary A. Shiffman
                                                 -------------------------------
                                                 Gary A. Shiffman, Chief
                                                 Executive Officer

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

NAME                                                     TITLE                                    DATE
----                                                     -----                                    ----
                                     Chief Executive Officer, President and
/s/ Gary A. Shiffman                 Chairman of the Board of Directors of the                March 31, 2003
---------------------------          General Partner
Gary A. Shiffman


                                     Senior Vice President, Chief Financial Officer,
/s/ Jeffrey P. Jorissen              Treasurer, Secretary and Principal Accounting            March 31, 2003
---------------------------          Officer of the General Partner
Jeffrey P. Jorissen


/s/ Paul D. Lapides                  Director of the General Partner                          March 31, 2003
---------------------------
Paul D. Lapides


/s/ Ted J. Simon                     Director of the General Partner                          March 31, 2003
------------------
Ted J. Simon


/s/ Clunet R. Lewis                  Director of the General Partner                          March 31, 2003
---------------------------
Clunet R. Lewis


/s/ Ronald L. Piasecki               Director of the General Partner                          March 31, 2003
-----------------------
Ronald L. Piasecki


/s/ Arthur A. Weiss                  Director of the General Partner                          March 31, 2003
---------------------------
Arthur A. Weiss

                                 CERTIFICATIONS
        (As Adopted Under Section 302 of the Sarbanes-Oxley Act of 2002)

I, Gary A. Shiffman, certify that:

1. I have reviewed this annual report on Form 10-K of Sun Communities Operating Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003                  /s/ Gary A. Shiffman
                                       -----------------------------------------
                                       Gary A. Shiffman, Chief Executive Officer
                                       of Sun Communities, Inc., its General
                                       Partner

                                 CERTIFICATIONS
        (As Adopted Under Section 302 of the Sarbanes-Oxley Act of 2002)

I, Jeffrey P. Jorissen, certify that:

1. I have reviewed this annual report on Form 10-K of Sun Communities Operating Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003                  /s/ Jeffrey P. Jorissen
                                       -----------------------------------------
                                       Jeffrey P. Jorissen, Chief Financial
                                       Officer, of Sun Communities, Inc., the
                                       General Partner

                                  EXHIBIT INDEX

   EXHIBIT                                                                                        METHOD OF
    NUMBER                                      DESCRIPTION                                         FILING
    ------                                      -----------                                         ------
     2.1      Form of Sun Communities, Inc.'s Common Stock Certificate                               (1)
     3.1      Amended and Restated Articles of Incorporation of Sun Communities, Inc                 (1)
     3.2      Bylaws of Sun Communities, Inc.                                                        (2)
     4.1      Indenture, dated as of April 24, 1996, among Sun Communities, Inc., Sun                (3)
              Communities Operating Limited Partnership (the "Operating Partnership") and
              Bankers Trust Company, as Trustee
     4.2      Form of Note for the 2001 Notes                                                        (3)
     4.3      Form of Note for the 2003 Notes                                                        (3)
     4.4      First Supplemental Indenture, dated as of August 20, 1997, by and between the          (7)
              Operating Partnership and Bankers Trust Company, as Trustee
     4.5      Form of Medium-Term Note (Floating Rate)                                               (7)
     4.6      Form of Medium-Term Note (Fixed Rate)                                                  (7)
     4.7      Articles Supplementary of Board of Directors of Sun Communities, Inc.                  (9)
              Designating a Series of Preferred Stock and Fixing Distribution and other
              Rights in such Series
     4.8      Articles Supplementary of Board of Directors of Sun Communities, Inc.                  (11)
              Designating a Series of Preferred Stock
     10.1     Second Amended and Restated Agreement of Limited Partnership of Sun Communities        (6)
              Operating Limited Partnership
     10.2     Second Amended and Restated 1993 Stock Option Plan                                     (10)
     10.3     Amended and Restated 1993 Non-Employee Director Stock Option Plan                      (6)
     10.4     Form of Stock Option Agreement between Sun Communities, Inc. and certain               (1)
              directors, officers and other individuals#
     10.5     Form of Non-Employee Director Stock Option Agreement between Sun Communities,          (4)
              Inc. and certain directors#
     10.6     Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman#               (6)
     10.7     Amended and Restated Loan Agreement between Sun Communities Funding Limited            (7)
              Partnership and Lehman Brothers Holdings Inc.
     10.8     Amended and Restated Loan Agreement among Miami Lakes Venture Associates, Sun          (7)
              Communities Funding Limited Partnership and Lehman Brothers Holdings Inc.
     10.9     Form of Indemnification Agreement between each officer and director of Sun             (7)
              Communities, Inc. and Sun Communities, Inc.
    10.10     Loan Agreement among the Operating Partnership, Sea Breeze Limited Partnership         (7)
              and High Point Associates, LP.
    10.11     Option Agreement by and between the Operating Partnership and Sea Breeze               (7)
              Limited Partnership
    10.12     Option Agreement by and between the Operating Partnership and High Point               (7)
              Associates, LP
    10.13     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (5)
              for 94,570 shares of Common Stock
    10.14     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (5)
              for 305,430 shares of Common Stock
    10.15     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (7)
              with respect to 80,000 shares of Common Stock
    10.16     Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#            (9)

   EXHIBIT                                                                                        METHOD OF
    NUMBER                                      DESCRIPTION                                         FILING
    ------                                      -----------                                         ------
    10.17     Long Term Incentive Plan                                                               (7)
    10.18     Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A.             (9)
              Shiffman, dated June 5, 1998#
    10.19     Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P.          (9)
              Jorissen, dated June 5, 1998#
    10.20     Restricted Stock Award Agreement between Sun. Communities, Inc. and Jonathan M.        (9)
              Colman, dated June 5, 1998#
    10.21     Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W.            (9)
              Fannon, dated June 5, 1998#
    10.22     Sun Communities, Inc. 1998 Stock Purchase Plan#                                        (9)
    10.23     Facility and Guaranty Agreement among Sun Communities, Inc., the Operating             (9)
              Partnership, Certain Subsidiary Guarantors and First National Bank of Chicago,
              dated December 10, 1998
    10.24     Rights Agreement between Sun Communities, Inc. and State Street Bank and Trust         (8)
              Company, dated April 24, 1998
    10.25     Contribution Agreement, dated as of September 29, 1999, by and among the Sun           (11)
              Communities, Inc., the Operating Partnership, Belcrest Realty Corporation and
              Belair Real Estate Corporation
    10.26     One Hundred Third Amendment to Second Amended and Restated Limited Partnership         (11)
              Agreement of the Operating Partnership
    10.27     One Hundred Eleventh Amendment to Second Amended and Restated Limited                  (12)
              Partnership Agreement of the Operating Partnership
    10.28     One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited              (12)
              Partnership Agreement of the Operating Partnership
    10.29     One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited               (12)
              Partnership Agreement of the Operating Partnership
    10.30     Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A.             (12)
              Shiffman, dated March 30, 2001#
    10.31     Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P.          (12)
              Jorissen, dated March 30, 2001#
    10.32     Restricted Stock Award Agreement between Sun Communities, Inc. and Jonathan M.         (12)
              Colman, dated March 30, 2001#
    10.33     Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W.            (12)
              Fannon, dated March 30, 2001#
    10.34     Investment Agreement dated July 20, 2001 between SUI TRS, Inc., Shiffman Family        (12)
              LLC, Bingham and Woodward Holdings, LLC, amended by Amendment to Investment
              Agreement dated August 13, 2001
    10.35     Limited Liability Company Agreement of Origen Financial, L.L.C. dated December         (12)
              18, 2001 by and among SUI TRS, Inc., Shiffman Family LLC, Bingham and Woodward
              Holdings LLC
    10.36     Second Amended and Restated Subordinated Loan Agreement, dated December 4,             (15)
              2002, by and between Origen Financial L.L.C. and the Operating Partnership
    10.37     Subordinated Term Loan Agreement, dated December 4, 2002, by and between Origen        (15)
              Financial L.L.C. and the Operating Partnership
    10.38     First Amendment to Second Amended and Restated Subordinated Loan Agreement,            (15)
              dated December 30, 2002, by and between Origen Financial L.L.C. and Sun Home
              Services
    10.39     First Amendment to Subordinated Term Loan Agreement, dated December 30, 2002,          (15)
              by and between Origen Financial L.L.C. and Sun Home Services

   EXHIBIT                                                                                        METHOD OF
    NUMBER                                      DESCRIPTION                                         FILING
    ------                                      -----------                                         ------
    10.40     Seventh Amended and Restated Promissory Note, dated December 30, 2002, made by         (15)
              Origen Financial L.L.C. in favor of Sun Home Services
    10.41     First Amended and Restated Subordinated Term Promissory Note, dated December           (15)
              30, 2002, made by Origen Financial L.L.C. in favor of Sun Home Services
    10.42     First Amended and Restated Security Agreement, dated December 30, 2002, by and         (15)
              between Origen Financial L.L.C. and Sun Home Services
    10.43     Second Amended and Restated Stock Pledge Agreement, dated December 30, 2002, by        (15)
              and between Origen Financial L.L.C. and Sun Home Services
    10.44     First Amended and Restated Limited Liability Company Interest Security and             (15)
              Pledge Agreement, dated December 30, 2002, by and between Origen Financial
              L.L.C. and Sun Home Services
    10.45     Second Amended and Restated Guaranty, dated December 30, 2002, by Bingham in           (15)
              favor of the Operating Partnership
    10.46     Second Amended and Restated Security Agreement, dated December 30, 2002, by and        (15)
              between Bingham and Sun Home Services.
    10.47     Amended and Restated Stock Pledge Agreement, dated December 30, 2002, by and           (15)
              between Bingham and Sun Home Services
    10.48     Amended and Restated Membership Pledge Agreement, dated December 30, 2002, by          (15)
              and between Bingham and Sun Home Services.
    10.49     Second Amended and Restated Participation Agreement, dated December 30, 2002,          (15)
              by and among Sun Home Services, the Milton M. Shiffman Spouse's Marital Trust
              and Woodward Holding LLC
    10.50     Master Credit Facility Agreement, dated as of May 29, 2002, by and between Sun
              Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured              (13)
              Financing Houston Limited Partnership and ARCS Commercial Mortgage Co., L.P.
    10.51     Credit Agreement, dated as of July 3, 2002, by and between the Operating
              Partnership, Sun Communities, Inc., Banc One Capital Markets, Inc., Bank One,          (13)
              N.A. and other lenders which are signatories thereto
    10.52     First Amendment to Master Credit Facility Agreement, dated as of August 29,
              2002, by and between Sun Secured Financing LLC, Aspen-Ft. Collins Limited              (14)
              Partnership, Sun Secured Financing Houston Limited Partnership and ARCS
              Commercial Mortgage Co., L.P.
    10.53     First Amendment to Employment Agreement, dated as of July 15, 2002, by and             (14)
              between Sun Communities, Inc. and Gary A. Shiffman#
    10.54     Second Amended and Restated Promissory Note (Secured), dated as of July 15,
              2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
    10.55     First Amended and Restated Promissory Note (Unsecured), dated as of July 15,
              2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
    10.56     First Amended and Restated Promissory Note (Secured), dated as of July 15,
              2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
    10.57     Second Amended and Restated Promissory Note (Unsecured), dated as of July 15,
              2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
    10.58     Second Amended and Restated Promissory Note (Secured), dated as of July 15,
              2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)

   EXHIBIT                                                                                        METHOD OF
    NUMBER                                      DESCRIPTION                                         FILING
    ------                                      -----------                                         ------
    10.59     Employment Agreement, dated as of January 1, 2003, by and between Brian W.             (15)
              Fannon and Sun Home Services, Inc.#
    10.60     Employment Agreement, dated as of January 1, 2003, by and between Brian W.             (15)
              Fannon and Sun Communities, Inc.#
    10.61     Lease, dated November 1, 2002, by and between the Operating Partnership as             (15)
              Tenant and American Center LLC as Landlord
    10.62     Term Loan Agreement, dated as of October 10, 2002, among Sun Financial, LLC,           (15)
              Sun Financial Texas Limited Partnership, the Operating Partnership, Sun
              Communities, Inc. and Lehman Commercial Paper, Inc.
     12.1     Computation of Ratio of Earnings to Fixed Charges and Ratio Earnings to                (16)
              Combined Fixed Charges and Preferred Dividends
     21.1     List of Subsidiaries of Sun Communities Operating Limited Partnership                  (16)
     23.1     Independent Auditors' Consent                                                          (16)
     99.1     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to               (16)
              Section 906 of the Sarbanes-Oxley Act of 2002
     99.2     Opinion of Jaffe, Raitt, Heuer & Weiss, P.C. with respect to REIT qualification        (15)
     99.3     Audited financial statements of Origen Financial L.L.C.                                (15)
     99.4     Audited financial statements of Sun Home Services, Inc.                                (17)

-------------------

(1) Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33-69340.

(2) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated April 24, 1996.

(4) Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33-80972.

(5) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-K for the quarter ended September 30, 1995.

(6) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

(7) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(8) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-A dated May 27,1998.

(9) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

(10) Incorporated by reference to Sun Communities, Inc.'s Proxy Statement, dated April 20, 1999

(11) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 14, 1999.

(12) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.

(13) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(14) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(15) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002.

(16)     Filed herewith

(17)     To be filed.

# Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                              PAGES
Report of Independent Accountants..............................................................................F-2


Financial Statements:

   Consolidated Balance Sheets as of December 31, 2002 and 2001................................................F-3

   Consolidated Statements of Income
   for the Years Ended December 31, 2002, 2001 and 2000........................................................F-4

   Consolidated Statements of Comprehensive Income
   for the Years Ended December 31, 2002, 2001 and 2000........................................................F-5

   Consolidated Statements of Partners' Capital
   for the Years Ended December 31, 2002, 2001 and 2000........................................................F-6

   Consolidated Statements of Cash Flows
   for the Years Ended December 31, 2002, 2001 and 2000........................................................F-7

   Notes to Consolidated Financial Statements...........................................................F-8 - F-22


Schedule III - Real Estate and Accumulated Depreciation................................................F-23 - F-26

To the Partners of Sun Communities
Operating Limited Partnership

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 15 on page F-1 present fairly, in all material respects, the financial position of Sun Communities Operating Limited Partnership and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audits and the report of the other auditors, the financial statement schedule listed in the index appearing under
Item 15 on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We did not audit the financial statements of Origen Financial, L.L.C., an investee of the Company, which statements reflect total assets of $227,748,000 at December 31, 2002 and total revenues of $20,835,000 for the year ended December 31, 2002. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Origen Financial, L.L.C., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As discussed in Note 11 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

PricewaterhouseCoopers LLP


Detroit, Michigan
March 12, 2003

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)

                                         ASSETS                                   2002                  2001
                                                                             ------------           -----------
Investment in rental property, net                                           $     999,360          $   829,174
Cash and cash equivalents                                                            2,664                4,587
Notes and other receivables                                                         58,929               78,132
Investments in and advances to affiliates                                           67,719               55,451
Other assets                                                                        37,904               29,705
                                                                             -------------          -----------

               Total assets                                                  $   1,166,576          $   997,049
                                                                             =============          ===========

                            LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Line of credit                                                           $      63,000          $    93,000
    Debt                                                                           604,373              402,198
    Accounts payable and accrued expenses                                           16,120               17,683
    Deposits and other liabilities                                                   8,461                8,929
                                                                             -------------          -----------

               Total liabilities                                                   691,954              521,810
                                                                             -------------          -----------

Series B Cumulative Preferred Operating Partnership
    Units ("Series B Units"), mandatory redeemable, 237 and
    82 issued and outstanding for 2002 and 2001, respectively                       18,195                8,175

Preferred Operating Partnership Units ("POP Units"),
    redeemable, 1,326 issued and outstanding                                        35,783               35,783

Partners' Capital:
    Series A Perpetual Preferred Operating Partnership Units,
          ("Series A Units") unlimited authorized, 2,000
          issued and outstanding                                                    50,000               50,000
    Operating Partnership ("OP Units") unlimited authorized, 20,662 and
         20,173 issued and outstanding in 2002 and 2001, respectively
          General partner                                                          332,605              339,240
          Limited partners                                                          48,512               49,040
    Unearned compensation                                                           (8,622)              (6,999)
    Accumulated other comprehensive loss                                            (1,851)                  --
                                                                             -------------          -----------

               Total partners' capital                                             420,644              431,281
                                                                             -------------          -----------

               Total liabilities and partners' capital                       $  1,166,576           $   997,049
                                                                             =============          ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                 (AMOUNTS IN THOUSANDS EXCEPT FOR PER UNIT DATA)

                                                                                     2002            2001              2000
                                                                                  -----------     -----------      -----------
REVENUES
    Income from property..........................................................$   151,612     $   138,687      $   132,129
    Other income..................................................................     10,684          14,401           13,498
                                                                                  -----------     -----------      -----------
       Total revenues.............................................................    162,296         153,088          145,627
                                                                                  -----------     -----------      -----------
EXPENSES
    Property operating and maintenance............................................     33,387          28,972           28,408
    Real estate taxes............................................................      10,542           9,492            9,083
    Property management...........................................................      2,502           2,746            2,934
    General and administrative....................................................      5,220           4,627            4,079
    Depreciation and amortization.................................................     38,525          33,320           30,487
    Interest......................................................................     32,375          31,016           29,651
                                                                                  -----------     -----------      -----------
       Total expenses.............................................................    122,551         110,173          104,642
                                                                                  -----------     -----------      -----------
Income before equity income (loss) from affiliates, distributions to Preferred
    OP Units, discontinued operations, and gain from property
    dispositions, net.............................................................     39,745          42,915           40,985
Equity income (loss) from affiliates..............................................    (16,627)            131              607
                                                                                  -----------     -----------      -----------
Income before distributions to Preferred OP Units, discontinued
    operations and gain from property dispositions, net...........................     23,118          43,046           41,592
Less distributions to Preferred OP Units..........................................      7,803           8,131            7,826
                                                                                  -----------     -----------      -----------
Income before discontinued operations and gain from property
    dispositions, net.............................................................     15,315          34,915           33,766
Income (loss) from discontinued operations........................................        322             (75)             (89)
Gain from property dispositions, net..............................................         --           4,275            4,801
                                                                                  -----------     -----------      -----------
Earnings attributable to OP Units.................................................$    15,637     $    39,115      $    38,478
                                                                                  ===========     ===========      ===========

Earnings attributed to:
   Continuing Operations:
       General Partner............................................................$    13,312     $    33,975      $    33,371
       Limited Partners...........................................................      2,003           5,215            5,196
   Discontinued Operations:
       General Partner............................................................        280             (65)             (77)
       Limited Partners...........................................................         42             (10)             (12)
                                                                                  -----------     -----------      -----------
                                                                                  $    15,637     $    39,115      $    38,478
                                                                                  ===========     ===========      ===========
Basic earnings per OP Unit outstanding:
       Continuing operations......................................................$     0.76      $     1.96       $      1.92
       Discontinued operations....................................................      0.01               --               --
                                                                                  ----------      -----------      -----------
       Net income.................................................................$     0.77      $     1.96       $      1.92
                                                                                  ==========      ==========       ===========
Diluted earnings per OP Unit outstanding:
       Continuing operations......................................................$     0.75      $     1.95       $      1.92
       Discontinued operations....................................................      0.02               --               --
                                                                                  ----------      -----------      -----------
       Net income.................................................................$     0.77      $     1.95       $      1.92
                                                                                  ==========      ==========       ===========
Weighted average OP Units outstanding:
       Basic......................................................................    20,177          19,907            19,999
                                                                                  ==========     ===========       ===========
       Diluted....................................................................    20,363          20,089            20,085
                                                                                  ==========     ===========       ===========

         The accompanying notes are an integral part of the consolidated financial statements

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)



                                                         2002            2001             2000
                                                      ----------      ----------      -----------
Earnings attributable to OP Units                     $   15,637      $   39,115      $    38,478
Unrealized losses on interest rate swaps                  (1,851)             --               --
                                                      ----------      ----------      -----------

Comprehensive income                                  $   13,786      $   39,115      $    38,478
                                                      ==========      ==========      ===========





         The accompanying notes are an integral part of the consolidated financial statements

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                 (AMOUNTS IN THOUSANDS EXCEPT FOR PER UNIT DATA)

                                                         GENERAL            LIMITED           UNEARNED        ACCUMULATED OTHER
                                                       PARTNERSHIP        PARTNERSHIP       COMPENSATION      COMPREHENSIVE LOSS
                                                       -----------        -----------       ------------      ------------------
Balance, January 1, 2000.............................. $   346,417        $    52,051       $    (5,459)          $       --

Issuance (disposition) of OP Units, net...............                            (16)
Net contributions.....................................         420
Earnings attributable to OP Units.....................      33,294              5,184
Distributions declared of $2.10 per OP Unit...........     (36,717)            (5,657)
Reclassification and conversion of limited
    partnership interests.............................         (34)                34
Amortization..........................................                                              713
                                                       -----------        -----------       -----------           ----------

Balance, December 31, 2000............................     343,380             51,596            (4,746)

Issuance (disposition) of OP Units, net...............                            (19)
Net contributions (withdrawals).......................      (1,830)
Earnings attributable to OP Units.....................      33,910              5,205
Distributions declared of $2.18 per OP Unit...........     (38,161)            (5,801)
Reclassification and conversion of limited
    partnership interests.............................       1,941             (1,941)
Issuance of General Partner's restricted
    common stock awards, net..........................                                           (3,188)
Amortization..........................................                                              935
                                                       -----------        -----------       -----------           ----------

Balance, December 31, 2001............................     339,240             49,040            (6,999)                  --

Net contributions.....................................      17,712              6,854
Earnings attributable to OP Units.....................      13,592              2,045
Distributions declared of $2.29 per OP Unit...........     (41,427)            (5,939)
Reclassification and conversion of limited
    partnership interests.............................       3,488             (3,488)
Issuance of General Partner's restricted
    common stock awards, net..........................                                           (2,767)
Amortization..........................................                                            1,144
Unrealized loss on interest rate swaps................                                                                (1,851)
                                                       -----------        -----------       -----------           ----------

Balance, December 31, 2002............................ $   332,605        $    48,512       $    (8,622)          $   (1,851)
                                                       ===========        ===========       ===========           ==========


        The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)

                                                                                       2002               2001            2000
                                                                                    -----------       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Earnings attributable to OP Units.................................................$    15,637       $    39,115      $    38,478
  Adjustments to reconcile earnings attributable to OP Units to cash provided by operating activities:
      Gain from property dispositions, net..........................................         --            (4,275)          (4,801)
      Operating income included in discontinued operations..........................         11               121               95
      Income (loss) from discontinued operations ...................................       (322)               75               89
      Depreciation and amortization costs...........................................     38,525            33,320           30,487
      Amortization of deferred financing costs......................................      1,231             1,065              943
      Reduction in book value of investments........................................     13,881                --               --
  Increase in other assets..........................................................    (15,973)           (4,879)          (7,480)
  Increase (decrease) in accounts payable and other liabilities.....................     (2,031)            1,329           (1,133)
                                                                                    -----------       -----------      -----------
      Net cash provided by operating activities.....................................     50,959            65,871           56,678
                                                                                    -----------       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in rental properties...................................................    (87,283)          (70,331)         (57,832)
  Proceeds related to property dispositions.........................................      3,288            17,331           34,460
  Investment in and advances to affiliates..........................................    (51,782)          (20,056)             675
  Investment in notes receivable, net...............................................    (33,397)           37,968          (46,577)
                                                                                    -----------       -----------      -----------
      Net cash used in investing activities.........................................   (169,174)          (35,088)         (69,274)
                                                                                    -----------       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions (withdrawals)...............................................     14,102            (5,101)             404
  Borrowings (repayments) on line of credit, net....................................    (30,000)           81,000          (35,000)
  Proceeds from notes payable and other debt........................................    200,363                --          100,000
  Repayments on notes payable and other debt........................................    (18,488)          (76,599)          (2,056)
  Payments for deferred financing costs.............................................     (2,914)               --           (1,242)
  Distributions.....................................................................    (46,771)          (43,962)         (42,374)
                                                                                    -----------       -----------      -----------
      Net cash provided by (used in) financing activities...........................    116,292           (44,662)          19,732
                                                                                    -----------       -----------      -----------
  Net increase (decrease) in cash and cash equivalents..............................     (1,923)          (13,879)           7,136
  Cash and cash equivalents, beginning of year......................................      4,587            18,466           11,330
                                                                                    -----------       -----------      -----------

  Cash and cash equivalents, end of year............................................$     2,664       $     4,587      $    18,466
                                                                                    ===========       ===========      ===========
SUPPLEMENTAL INFORMATION
  Cash paid for interest including capitalized amounts of
      $2,915, $3,704 and $3,148 in 2002, 2001 and 2000, respectively................$    34,830       $    34,048          $31,882
  Noncash investing and financing activities:
      Debt assumed for rental properties............................................     20,653            26,289               --
      Issuance of partnership units for rental properties...........................      4,500             4,612            3,564
      Issuance of partnership units to retire capitalized lease obligations.........      5,520                --               --
      SunChamp assets acquired......................................................     92,410                --               --
      SunChamp liabilities assumed..................................................     86,210                --               --
      Note issued for SunChamp equity...............................................      6,200                --               --
      Restricted common stock issued as unearned
         compensation by the general partner, net...................................      2,767             3,188               --
      Notes receivable reclassified to advances to affiliates ......................         --            11,210               --
      Property acquired (sold) in satisfaction of note receivable...................         --             1,338           (8,614)


         The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


1.   BASIS OF PRESENTATION:

     Sun Communities Operating Limited Partnership (the "Company") owns and operates or finances manufactured housing community properties. Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the Company's partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. The amounts reimbursed by the Company are reflected in the statement of income as general and administrative expenses. The balance sheet of Sun as of December 31, 2002 is identical to the accompanying Company balance sheet, except as follows:

                                                                    (AMOUNTS IN THOUSANDS)
                                                  --------------------------------------------------------------
                                                    AS PRESENTED
                                                       HEREIN                             SUN COMMUNITIES, INC.
                                                  DECEMBER 31, 2002       ADJUSTMENTS       DECEMBER 31, 2002
                                                  -----------------       -----------     ----------------------
    Notes and other receivables ............         $    58,929          $    (2,600)         $    56,329
                                                     ===========          ===========          ===========

    Total assets ...........................         $ 1,166,576          $    (2,600)         $ 1,163,976
                                                     ===========          ===========          ===========

    Minority interests .....................                  --              152,490          $   152,490
                                                                                               ===========

    Series B Units .........................         $    18,195              (18,195)

    POP Units ..............................              35,783              (35,783)


    Series A Units .........................              50,000              (50,000)
    General partner ........................             332,605             (332,605)
    Limited partners .......................              48,512              (48,512)
    Common stock ...........................                                      183          $       183
    Additional paid-in capital .............                                  420,683              420,683
    Unearned compensation ..................              (8,622)                  --               (8,622)
    Accumulated other comprehensive loss ...              (1,851)                                   (1,851)
    Distributions in excess of accumulated
         earnings ..........................                                  (73,774)             (73,774)
    Officers' notes ........................                                  (10,703)             (10,703)
    Treasury stock .........................                                   (6,384)              (6,384)
                                                     -----------          -----------          -----------
         Partners' capital/Stockholders'
              equity .......................         $   420,644          $    (2,600)         $   319,532
                                                     ===========          ===========          ===========
    Total liabilities and partners' capital/
        Stockholders' equity ...............         $ 1,166,576          $    (2,600)         $ 1,163,976
                                                     ===========          ===========          ===========

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   A. BUSINESS: The Company owns and operates 129 manufactured housing communities at December 31, 2002 located in seventeen states concentrated principally in the Midwest and Southeast comprising approximately 43,959 developed sites and approximately 7,642 sites suitable for development.

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

         The Company measures the recoverability of its assets in accordance with the Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long Lived Assets." If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset as determined on a discounted net cash flow basis. No such impairment existed as of December 31, 2002.

         Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings and 7 to 15 years for furniture, fixtures and equipment.

         Expenditures for ordinary maintenance and repairs are charged to operations as incurred and significant renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over their estimated useful lives. Construction costs related to development of new communities or expansion sites, including interest, are capitalized until the property is substantially complete. The Company capitalizes certain costs (including interest and other costs) incurred in connection with the development, redevelopment, capital enhancement and leasing of its properties.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     C. RENTAL PROPERTY, CONTINUED: Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities.

     D. CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents.

     E. NOTES RECEIVABLE: The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. The collectibility of loans is measured based on the present value of the expected future cash flow discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. At December 31, 2002 the reserve for uncollectable accounts receivable from residents was $0.15 million.

     F. INVESTMENTS IN AND ADVANCES TO AFFILIATES: Sun Home Services ("SHS") sells and rents new and used homes in our communities, manages a golf course, and provides activities and other services and facilities for our residents. Through the Operating Partnership, the Company owns one hundred percent (100%) of the outstanding preferred stock of SHS, is entitled to ninety-five percent (95%) of the operating cash flow, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by one officer of the Company and the estate of a former officer of the Company who collectively are entitled to receive five percent (5%) of the operating cash flow.

         Bingham Financial Services Corporation ("BFSC") was formed by Sun in 1997 in response to demand for financing from purchasers and residents in the Company's communities. As BFSC's business developed, its objectives and opportunities expanded and the Company concluded that its business could be operated and grown more effectively as a separate public entity. BFSC's initial public offering occurred in November 1997. The Company has continued to provide financial support to BFSC. In December 2001, the Company, through SHS, made a $15 million equity investment in a newly formed company Origen Financial, L.L.C., that was merged with Origen Financial, Inc., subsidiary of BFSC, as part of the recapitalization of BFSC. As a result of this equity investment, the Company owns approximately a thirty percent (30%) interest in the surviving company ("Origen"), which company holds all of the operating assets of BFSC and its subsidiaries. The Company wrote-off its remaining investment in Origen of $13.6 million in the fourth quarter of 2002 after an extensive analysis of the investment.

         Through Sun Home Services, the Company and two other participants (one unaffiliated and one affiliated with Gary A. Shiffman, the Company's Chief Executive Officer and President) continue to provide financing to Origen and are subject to the risks of being a lender. These

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     F.  INVESTMENTS IN AND ADVANCES TO AFFILIATES (CONTINUED):
         risks include the risks relating to borrower delinquency and default and the adequacy of the collateral for such loans. This financing consists of a $48 million line of credit and a $10 million term loan of which the Company's commitment is $35.5 million ($33.6 million was outstanding as of December 31, 2002). The line bears interest at a per annum rate equal to 700 basis points over LIBOR, with a minimum interest rate of 11 percent and a maximum interest rate of 15 percent. Of the Company's $35.5 million participation, $18 million is subordinate in all respects to the first $40.0 million funded under the facility by the three participants. This line of credit is collateralized by a security interest in Origen's assets, which is subordinate in all respects to all institutional indebtedness of Origen, and a guaranty and pledge of assets by BFSC.

         Summarized combined financial information of the Company's equity investments as of December 31, 2002, SHS and Origen, are presented below before elimination of intercompany transactions. SunChamp, which is consolidated in the Company's financial statements as of December 31, 2002, is not included in the table.

                                                    2002          2001
                                                  ---------    ---------
            Loans receivable, net .............   $ 173,764    $ 127,412
            Due from Origen ...................      33,560           --
            SHS other assets ..................      41,638       36,281
            Origen other assets ...............      53,984       49,813
                                                  ---------    ---------
                   Total assets ...............   $ 302,946    $ 213,506
                                                  =========    =========
            Advances under
                repurchase agreements .........   $ 141,085    $ 105,564
            Due to SHS ........................      33,560           --
            Due to Sun Communities ............      67,719       39,660
            SHS other liabilities .............      25,804        8,748
            Origen other liabilities ..........      42,799       20,634
                                                  ---------    ---------
                   Total liabilities ..........     310,967      174,606
                                                  ---------    ---------
            Equity (deficit) ..................      (8,021)      38,900
                                                  ---------    ---------
                   Total liabilities and equity   $ 302,946    $ 213,506
                                                  =========    =========

            Revenues ..........................   $  27,572    $  29,274(1)
            Expenses ..........................      74,143       29,675(1)
                                                  ---------    ---------
            Net loss ..........................   $ (46,571)   $    (401)
                                                  =========    =========
            Sun's equity income (loss) ........   $ (15,925)   $     131
                                                  =========    =========

          (1) Includes Origen's financial data for the period from December 19, 2001 to December 31, 2001.

         SHS currently has significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of these deferred tax assets is principally dependent upon SHS's achievement of projected future taxable income. Judgments regarding future profitability may change due to future market conditions, SHS's ability to continue to successfully execute its business plan and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances. At December 31, 2002, Sun Home Services has deferred tax assets of $2.4 million, net of a valuation allowance of $5.1 million.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     G. REVENUE RECOGNITION: Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by state statute.

     H. OTHER CAPITALIZED COSTS: Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized and amortized over a seven year period; shorter than average resident's occupancy and the average term that the home is in the community. Costs associated with implementing the Company's new computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware.

     I. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying values of cash and cash equivalents, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the shorter maturities of these instruments. The fair value of the Company's long-term indebtedness, which is based on the estimates of management and on rates currently quoted and rates currently prevailing for comparable loans and instruments of comparable maturities, exceeds the aggregate carrying value by approximately $86.1 million at December 31, 2002.

     J. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Company has entered into three derivative contracts. The Company's primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.

         The Company has entered into three interest rate swap agreements for an aggregate notional amount of $75 million. The agreements are effective April 2003, and have the effect of fixing interest rates relative to a collateralized term loan due to FNMA. One swap matures in July 2009, with an effective fixed rate of 4.93%. A second swap matures in July 2012, with an effective fixed rate of 5.37%. The third swap matures in July 2007, with an effective fixed rate of 3.97%. The third swap is effective as long as LIBOR is 7% or lower.

         The Company has designated the first two swaps as cash flow hedges for accounting purposes. These two hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation of $0.45 million is reflected as a component of interest expense in the statements of income.

         In accordance with SFAS No. 133, the "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded all three interest rate swaps totaling a liability of $2.3 million as of December 31, 2002.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000




2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):



    J.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED):

         These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. This is not the intent of the Company and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero.

     K. STOCK OPTIONS: The General Partner accounts for its stock options using the intrinsic value method contained in APB Opinion No. 25. "Accounting for Stock Issued to Employees." If the General Partner had accounted for awards using the methods contained in FASB Statement No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share would have been presented as follows for the years ended December 31, 2002, 2001 and 2000:

                                                                                   2002             2001              2000
                                                                                ------------     ------------      ------------
    Earnings attributable to OP Units as reported...............................$     15,637     $     39,115      $     38,478
    Additional compensation expense under fair value method.....................        (548)            (370)             (231)
                                                                                ------------     ------------      ------------
    Pro forma earnings attributable to OP Units.................................$     15,089     $     38,745      $     38,247
                                                                                ============     ============      ============

    Earnings per OP Unit (Basic), as reported...................................$       0.77     $       1.96      $       1.92
                                                                                ============     ============      ============
    Earnings per OP Unit (Basic), pro forma.....................................$       0.75     $       1.95      $       1.91
                                                                                ============     ============      ============

    Earnings per OP Unit (Diluted), as reported.................................$       0.76     $       1.94      $       1.91
                                                                                ============     ============      ============
    Earnings per OP Unit (Diluted), pro forma...................................$       0.74     $       1.93      $       1.90
                                                                                ============     ============      ============

     L. RECLASSIFICATIONS: Certain 2001 and 2000 amounts have been reclassified to conform with the 2002 financial statement presentation. Such reclassifications had no effect on results of operations as originally presented.

     M. TAXES: As a Partnership, the Company does not pay federal or state income taxes.


3.   RENTAL PROPERTY (AMOUNTS IN THOUSANDS):


                                                                      AT DECEMBER 31
                                                                    2002          2001
                                                                  ---------    ---------
Land...........................................................  $  101,926    $  83,954
Land improvements and buildings ...............................     999,540      831,963
Furniture, fixtures, equipment ................................      26,277       21,432
Land held for future development ..............................      34,573       16,810
Property under development ....................................      12,521       15,777
                                                                 ----------    ---------
                                                                  1,174,837      969,936
     Less accumulated depreciation ............................    (175,477)    (140,762)
                                                                 ----------    ---------

                                                                 $  999,360    $ 829,174
                                                                 ==========    =========

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000



3.   RENTAL PROPERTY (CONTINUED):

     Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities. Included in rental property at December 31, 2002 and 2001 are net carrying amounts related to capitalized leases of $17.9 million and $28.6 million, respectively.

     During 2002, the Company acquired one stabilized community, comprising 552 developed sites, for $21.3 million and three development communities, comprising 930 developed sites and 538 sites available for development, for $48.6 million consisting of cash of approximately $23.1 million, Preferred Units of approximately $4.5 million and assumption of debt of approximately $21.0 million. During 2001, the Company acquired five communities comprising 2,332 developed sites for $55.8 million and two development communities comprising 1,273 sites, for $4.3 million.

     In December 2002, the Company purchased the ownership interest of Champion Enterprises in SunChamp LLC, a joint venture to develop eleven new communities in Texas, North Carolina, Ohio and Indiana, for approximately $6.2 million, payable pursuant to a 7-year promissory note (a) bearing interest at 3.46% per annum, (b) requiring no principal or interest payments until maturity (other than a one-time prepayment of interest in the amount of approximately $270,000 at closing), and (c) providing that all payment obligations are subordinate in all respects to the return of the members' equity (including the gross book value of the acquired equity) plus a preferred return. As a result of this acquisition, the Company owns approximately 59% of SunChamp. SunChamp is consolidated on the Company's balance sheet as of December 31, 2002; previously SunChamp was accounted for using the equity method. In addition, in September 2002, the Company acquired the senior lender's entire right, title and interest in and to SunChamp's construction loan for a purchase price equal to 89% of the outstanding indebtedness thereof, which constitutes a discount of approximately $5.8 million.

     These transactions have been accounted for as purchases, and the statements of income include the operations of the acquired communities from the dates of their respective acquisitions. As of December 31, 2002, in conjunction with a 1993 acquisition, the Company is obligated to issue $7.4 million of OP Units through 2009 based on the per share market value of the Company's stock on the issuance date. This obligation was accounted for as part of the purchase price of the original acquisition.

     In February 2002, the Company sold a manufactured home community in Florida consisting of 227 sites of which 131 were occupied, for cash of approximately $3.3 million, resulting in a gain of $0.4 million on the sale. The gain has been included in discontinued operations and all periods presented have been revised to reflect discontinued operations. The adoption of this requirement did not have an impact on net income available to common shareholders.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000



4.  NOTES AND OTHER RECEIVABLES (AMOUNTS IN THOUSANDS):

                                                                                                     AT DECEMBER 31
                                                                                                  2002            2001
                                                                                              ------------     -----------
         Mortgage and other notes receivable, primarily with minimum monthly interest payments at LIBOR based floating rates of approximately
               LIBOR + 2.0%, maturing at various dates from July 2003 through
               August 2008, substantially collateralized by manufactured home
               communities.                                                                   $    38,420     $    48,310
         Installment loans collateralized by manufactured homes with interest payable monthly at an effective weighted average
               interest rate and maturity of 8.2% and 20 years, respectively.                      11,633          13,475

         Other receivables                                                                          6,276          13,747

         Two notes of an officer of the General Partner, both of which (i) bear interest at LIBOR + 1.75%, with a minimum and maximum interest rate 6% and 9%, respectively, and (ii) become due in three equal installments on each of December 31, 2008, 2009 and 2010 (with certain prepayment obligations); and one of which is limited in recourse to 40,000 shares of the General Partner's common stock and 50% of any deficiency after application of the proceeds of
               the sale of such shares.                                                            2,600           2,600
                                                                                             ------------     -----------

                                                                                             $     58,929    $     78,132
                                                                                             ============    ============


     At December 31, 2002, the maturities of mortgage notes and other receivables are approximately as follows: 2003 - $1.5 million; 2004 - $18.4 million; 2006 and after - $18.5 million.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000




5.  DEBT AND LINE OF CREDIT(AMOUNTS IN THOUSANDS):

     The following table sets forth certain information regarding debt (in thousands):

                                                                                      At December 31,
                                                                             ---------------------------------
                                                                                   2002               2001
                                                                             ---------------    --------------
        Bridge loan, at variable interest rate (2.617% at
              December 31, 2002), due April 30, 2003                         $        48,000    $           --
        Senior notes, interest at 7.625%, due May 1, 2003                             85,000            85,000
        Callable/redeemable notes, interest at 6.77%, due
           May 14, 2015, callable/redeemable May 16, 2005                             65,000            65,000
        Senior notes, interest at 6.97%, due December 3, 2007                         35,000            35,000
        Senior notes, interest at 8.20%, due August 15, 2008                         100,000           100,000
        Collateralized term loan, due to FNMA, at variable
          interest rate (2.17% at December 31, 2002) due
          May 2007, convertible to a 5 to 10 year fixed rate loan                    152,363                --
        Collateralized term loan, interest at 7.01%,
           due September 9, 2007                                                      42,206            42,820
        Capitalized lease obligations, interest at 6.1%, due
           through January 2004                                                       16,438            26,045
        Mortgage notes, other                                                         60,366            48,333
                                                                             ---------------    --------------
                                                                             $       604,373    $      402,198
                                                                             ===============    ==============

     The collateralized term loans totaling $194,569 are secured by 22 properties comprising approximately 11,000 sites. The capitalized lease obligations and mortgage notes are collateralized by 15 communities comprising approximately 4,300 sites. At the lease expiration date of the capitalized leases the Company has the right and intends to purchase the properties for the amount of the then outstanding lease obligation. One of the capitalized lease obligations matured on January 1, 2003 and was paid by the issuance of 41,700 Preferred OP Units, cash of approximately $860,000 and the assumption of approximately $1,570,000 of debt, which was immediately retired.

     The initial term of the variable rate FNMA debt is five years. The Company has the option to extend such variable rate borrowings for an additional five years and/or convert them to fixed rate borrowings with a term of five or ten years, provided that in no event can the term of the borrowings exceed fifteen years.

     There are various covenants included in the senior notes and line of credit including limitations on the amount of debt which may be incurred, the amount of secured debt, and various financial ratios. At December 31, 2002, the Company can incur approximately $25.0 million of additional aggregate debt, and of the Company's total debt, $460.0 million may be secured debt.

     At December 31, 2002, the maturities of debt, excluding the line of credit, during the next five years are approximately as follows: 2003 -- $141.5 million; 2004 - $33.7 million; 2005 -- $66.4 million: 2006 - $12.3 million;
     2007 - $76.6 million.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000




5.   DEBT AND LINE OF CREDIT (AMOUNTS IN THOUSANDS) (CONTINUED):

     In July 2002, the Company refinanced its line of credit at $85 million. The Company had $22 million of this facility available to borrow at December 31, 2002. Subsequent to year-end, the Company increased this line of credit to $105 million. Borrowings under the line of credit bear interest at the rate of LIBOR plus 0.85% and mature July 2, 2005 with a one-year extension at the Company's option. The average interest rate of outstanding borrowings under the line of credit at December 31, 2002 was 2.27%.

     The Company has a bridge loan of $48 million and senior notes of $85 million due on April 30 and May 1, 2003, respectively. It is the Company's expectation that these obligations will be retired utilizing the proceeds from the issuance of additional debt.

     The Company is the guarantor of $22.7 million in personal bank loans maturing in 2004, made to directors, employees and consultants of the Company and General Partner to purchase shares of the General Partner's common stock or OP units pursuant to the Company's Stock Purchase Plan. No compensation expense was recognized in respect to the guarantees as the fair value thereof was not material nor have there been any defaults.


6.   SUN'S STOCK OPTIONS:

     Data pertaining to stock option plans are as follows:

                                                                           2002                  2001                 2000
                                                                     ----------------      -------------         -------------
     Options outstanding, January 1...............................       1,090,794             1,109,250             1,121,000
     Options granted..............................................           7,500               137,900                17,500
     Option price..............................................             $34.92         $27.03-$32.81                $35.37
     Options exercised............................................          97,665                59,773                16,667
     Option price...............................................     $20.13-$35.39         $22.75-$33.75         $28.64-$30.03
     Options forfeited............................................          24,862                96,583                12,583
     Option price...............................................     $27.03-$32.75         $27.03-$33.82         $30.03-$33.75
     Options outstanding, December 31.............................         975,767(a)          1,090,794             1,109,250
     Option price.................................................      $20-$35.39            $20-$35.39            $20-$35.39
     Options exercisable, December 31.............................         834,249(a)            823,227               827,329


    (a) There are 324,854 and 284,359 options outstanding and exercisable, respectively, with exercise prices ranging from $20.00 - $27.99 with a weighted average life of 3.7 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $24.02 and $23.59, respectively. There are 650,913 and 549,890 options outstanding and exercisable, respectively, with exercise prices ranging from $28.00 - $35.39 with a weighted average life of 5.4 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $30.73 and $30.34, respectively.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000



6.   SUN'S STOCK OPTIONS (CONTINUED):

     Sun's stock option plans provide for up to 2.2 million shares of common stock that may be granted to directors, executive officers and other key employees of Sun or the Company. At December 31, 2002, 150,519 shares of common stock were available for the granting of options. Options are granted at fair market value and generally vest over a two-year period and may be exercised for 10 years after date of grant. In addition, the General Partner established a Long-Term Incentive Plan in 1997 for certain employees granting 167,918 options which become exercisable in equal installments in 2002-2004.

     The Company has opted to measure compensation cost utilizing the intrinsic value method. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for options granted:

                                                                                  2002           2001          2000
                                                                                 --------      --------      --------
     Estimated fair value per share of options granted during year.............. $  4.42(1)    $   6.19      $   2.43

     Assumptions:
     Annualized dividend yield..................................................    5.9%(1)        5.9%          7.1%
     Common stock price volatility..............................................   16.4%(1)       16.4%         15.3%
     Risk-free rate of return...................................................    5.3%(1)        5.3%          6.4%
     Expected option term (in years)............................................       7              4             6

     (1) 2002 based on valuation as of April 2001, due to insignificant option issuance in 2002.


7.   PARTNERS' CAPITAL:

     There are approximately $18.2 million of Series B Units outstanding at December 31, 2002 with mandatory dividends at rates ranging from 6.85 percent to 9.19 percent and maturing between 2006 and 2012 with redemption prices of either $45 or $100.

     The Company issued 2 million Series A Units at $25 per unit in September 1999 bearing an annual coupon rate of 8.875 percent. The Series A Units may be called by the Company at par on or after September 29, 2004, have no stated maturity or mandatory redemption and are convertible into Sun's preferred stock under certain circumstances.

     The terms of the POP Units issued at $27 per unit were renegotiated effective December 31, 2001. The conversion price is $68 per unit and the annual coupon rate is 7.0 percent for the first two years followed by a variable rate ranging from 6.5 percent to 8.5 percent with mandatory redemption on January 2, 2014.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000



7.   PARTNERS' CAPITAL (CONTINUED):

     In July 2002, and in March 2001, the Company's General Partner issued restricted stock awards of 70,000 at $39.53 per share, and 99,422 at $33.00 per share, respectively, to officers and certain employees which are being amortized over their five to ten year vesting period. Compensation cost recognized in income for all restricted stock awards was $1.1 million, $0.9 million and $0.7 million in 2002, 2001 and 2000, respectively.


8.   OTHER INCOME (AMOUNTS IN THOUSANDS):

     The components of other income are as follows for the years ended December 31, 2002, 2001 and 2000:


                                     2002              2001              2000
                                  ----------         ---------        ----------
       Interest income            $    8,380         $  10,706        $    9,385
       Other income                    2,304             3,695             4,113
                                  ----------         ---------        ----------
                                  $   10,684         $  14,401        $   13,498
                                  ==========         =========        ==========


9.   EARNINGS PER OP UNIT (AMOUNTS IN THOUSANDS):


                                                                                 2002              2001             2000
                                                                             -----------       -----------      -----------
     Earnings used for basic and diluted earnings per
         OP Unit computation                                                 $    15,637       $    39,115      $    38,478
                                                                             ===========       ===========      ===========

     Total units used for basic earnings per OP Unit                              20,177            19,907           19,999
     Dilutive securities:
         Stock options                                                               186               182               86
                                                                             -----------       -----------      -----------
     Total shares used for diluted earnings per OP Unit
         computation                                                              20,363            20,089           20,085
                                                                             ===========       ===========      ===========

     Diluted earnings per OP Unit reflect the potential dilution that would occur if securities were exercised or converted into OP Units. Included in basic and diluted earnings per OP Unit from continuing operations in the Consolidated Statements of Income is $0.21 and $0.24 related to gains from property dispositions in 2001 and 2000, respectively.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000




10.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following unaudited quarterly amounts are in thousands, except for per unit amounts:


                                                                       FIRST          SECOND          THIRD          FOURTH
                                                                      QUARTER        QUARTER         QUARTER         QUARTER
                                                                     MARCH 31        JUNE 30         SEPT. 30        DEC. 31
                                                                     --------        -------         --------        -------
    2002
    Total revenues..................................................$  40,905       $  40,021       $  40,843       $  40,527
    Total expenses..................................................$  29,754       $  29,079       $  30,787       $  32,931
    Earnings (loss) attributable to OP Units(b).....................$   9,332       $   8,035       $   6,648          (8,378)
    Weighted average OP Units.......................................   19,921          20,134          20,323          20,329
    Earnings (loss) per OP Unit-basic...............................$    0.47       $    0.40       $    0.33       $   (0.41)

    2001
    Total revenues..................................................$  38,844       $  38,090       $  37,792       $  38,362
    Total revenues as previously reported(c)........................$  39,091       $  38,148       $  38,309       $  38,006
    Total expenses..................................................$  27,721       $  27,164       $  27,059       $  28,229
    Total expenses as previously reported(c)........................$  27,827       $  27,263       $  27,160       $  28,333
    Earnings attributable to OP Units(a)............................$  12,805       $   9,602       $   9,092       $   7,616
    Weighted average OP Units.......................................   20,025          19,856          19,863          19,885
    Earnings per OP Unit-basic......................................$    0.64       $    0.48       $    0.46       $    0.38


     (a) Net income includes net gains on the disposition of properties of $3,517 in the first quarter of 2001 and $758 in the second quarter of 2001.

     (b) Included in net income for the fourth quarter of 2002 is the write-off of $13.6 million pertaining to the Company's investment in Origen.


     (c) Revenues and expenses have been restated to conform with SFAS 144 which requires operations of properties sold or held for sale to be reclassified as discontinued operations.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000



11.  RECENT ACCOUNTING PRONOUNCEMENTS:

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE"s expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance with respect to VIEs created after January 31, 2003 and to VIEs in which a company obtains an interest after that date. The provisions of this interpretation apply in the first interim period beginning after June 15, 2003 (i.e., third quarter of 2003) to VIEs in which a company holds a variable interest that it acquired before February 1, 2003. The Company is in the process of assessing whether it has an interest in any VIEs which may require consolidation in the third quarter of 2003 pursuant to FIN No. 46. Summarized financial information for entities which may be identified as VIEs is included in Note 1f of notes to the financial statements.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects. The adoption of this standard did not have a significant impact on the financial position or results of operations of the Company.

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies disclosures that are required to be made certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee's issuance. The disclosure requirements of FIN No. 45 have been applied in these financial statements. The requirement to record a liability applies to guarantees issued or modified after December 31, 2002. The Company does not expect the requirements of FIN 45 to have a significant impact on the financial position or results of operations of the Company.

         In July 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000



11.  RECENT ACCOUNTING PRONOUNCEMENTS:

         In May 2002, the FASB issued SFAS 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." The provisions of this statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. Adoption of this statement did not have a significant impact on the financial position or results of operations of the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this standard are generally to be applied prospectively. During the first quarter of 2002, the Company sold Kings Pointe Mobile Home Park, located in Winter Haven, Florida, for approximately $3.4 million. In accordance with SFAS 144, the Company's consolidated statements of income and consolidated statements of cash flow have been revised from those originally reported for the years ended December 31, 2001 and 2000 to separately reflect the results of discontinued operations for this property. These results were previously included in income from operations. These revisions had no impact on the Company's consolidated balance sheets or statements of stockholders' equity and these revisions had no impact on earnings attributable to OP Units or earnings per OP Unit for the years ended December 31, 2002, 2001 and 2000.

         In June 2001, the FASB approved SFAS No. 141, "Business Combinations and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after September 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. The adoption of these standards did not have a significant impact on the financial position or results of operations of the Company.

12.  CONTINGENCIES:

         On March 21, 2003, the Company received an unfiled complaint by T.J. Holdings, LLC ("TJ Holdings"), a member of Sun/Forest, LLC ("Sun/Forest") (which, in turn, owns an equity interest in SunChamp
         LLC), against the Company, SunChamp LLC, certain other affiliates of the Company and two directors of Sun Communities, Inc. The unfiled complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. The Company believes the unfiled complaint and the claims threatened therein have no merit and, if this complaint is ultimately filed, the Company will defend it vigorously.

         The Company is involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                       SCHEDULE III
REAL ESTATE AND ACCUMLATED DEPRECIATION
DECEMBER 31. 2002
(amount in thousands)

                                                                                                                 COST CAPITALIZED
                                                                                                                   SUBSEQUENT TO
                                                                                                                   ACQUISITION
                                                                                 INITIAL COST TO COMPANY           IMPROVEMENTS
                                                                              ----------------------------  ------------------------
PROPERTY NAME                     LOCATION            ENCUMBRANCE             LAND             B & F        LAND         B & F
-----------------------       -----------------       -----------------       ---------         --------    ----------    ----------
Academy/Westpoint             Canton, MI                A                     $  1,485          $ 14,278      $    -      $      27
Allendale                     Allendale, MI             A                          366             3,684           -          3,675
Alpine                        Grand Rapids, MI                     -               729             6,692           -          3,628
Apple Creek                   Amelia, OH                C                          543             5,480           -             20
Arbor Terrace                 Brandenton, FL                       -               481             4,410           -            325
Ariana Village                Lakeland, FL              A                          240             2,195           -            506
Autumn Ridge                  Ankeny, IO                           -               890             8,054           -            834
Bedford Hills                 Battle Creek, MI          B                        1,265            11,562           -            451
Bell Crossing                 Clarksville, TN                      -               717             1,916           -          3,617
Bonita Lake                   Bonita Springs, FL                   -               285             2,641           -            223
Boulder Ridge                 Pflugerville, TX                     -             1,000               500       3,324         16,117
Branch Creek                  Austin, TX                A                          796             3,716           -          5,108
Brentwood                     Kentwood, MI                         -               385             3,592           -            260
Byrne Hill Village            Toledo, OH                           -               383             3,903           -            264
Brookside Village             Goshen, IN                A                          260             1,080         386          7,386
Buttonwood Bay                Sebring, IN                          -             1,952            18,294           -          1,465
Byron Center                  Byron Center, MI                     -               253             2,402           -            142
Country Acres                 Cadillac, MI                         -               380             3,495           -            242
Candlewick Court              Owosso, MI                           -               125             1,900         132          1,097
Carrington Pointe             Ft. Wayne, IN                        -             1,076             3,632           -          4,231
Casa Del Valle                Alamo, TX                            -               246             2,316           -            434
Catalina                      Middletown, OH                       -               653             5,858           -          1,110
Candlelight Village           Chicago Heights, IL                  -               600             5,623           -            651
Chisholm Point                Pflugerville, TX          A                          609             5,286           -          2,626
Clearwater Village            South Bend, IN                       -                80             1,270          61          1,906
Country Meadows               Flat Rock, MI             A                          924             7,583         296          9,540
Continental North             Davison, MI                          - (1)                                           -          3,555
Cobus Green                   Elkhart, IN                          -               762             7,037           -            635
College Park Estates          Canton, MI                           -                75               800         174          4,728
Continental Estates           Davison, MI                          -             1,625            16,581         150          1,570
Countryside Village           Perry, MI                 B                          275             3,920         185          2,091
Creekwood Meadows             Burton, MI                           -               808             2,043         404          6,556
Cutler Estates                Grand Rapids, MI          B                          749             6,941           -            336
Davison East                  Davison, MI                            (1)                                           -              -
Deerfield Run                 Anderson, MI                     1,700               990             1,607           -          3,228

                                     GROSS AMOUNT CARRIED
                                     AT DECEMBER 31, 2002                                                   DATE OF
                                 ---------------------------                           ACCUMULATED      CONSTRUCTION (C)
PROPERTY NAME                      LAND               B & F               TOTAL        DEPRECIATION     ACQUISITION (A)
--------------------------       --------           --------           ----------      -------------    ----------------
Academy/Westpoint                $ 1,485            $ 14,305           $   15,790       $      1,205         2000(A)
Allendale                            366               7,359                7,725              1,408         1996(A)
Alpine                               729              10,320               11,049              1,904         1996(A)
Apple Creek                          543               5,500                6,043                623         1999(A)
Arbor Terrace                        481               4,735                5,216              1,044         1996(A)
Ariana Village                       240               2,701                2,941                745         1994(A)
Autumn Ridge                         890               8,888                9,778              1,856         1996(A)
Bedford Hills                      1,265              12,013               13,278              2,643         1996(A)
Bell Crossing                        717               5,533                6,250                428         1999(A)
Bonita Lake                          285               2,864                3,149                624         1996(A)
Boulder Ridge                      4,324              16,617               20,941              1,603         1998(C)
Branch Creek                         796               8,824                9,620              1,707         1995(A)
Brentwood                            385               3,852                4,237                867         1996(A)
Byrne Hill Village                   383               4,167                4,550                498         1999(A)
Brookside Village                    646               8,466                9,112              1,829         1985(A)
Buttonwood Bay                     1,952              19,759               21,711                931         2001(A)
Byron Center                         253               2,544                2,797                569         1996(A)
Country Acres                        380               3,737                4,117                813         1996(A)
Candlewick Court                     257               2,997                3,254                884         1985(A)
Carrington Pointe                  1,076               7,863                8,939              1,154         1997(A)
Casa Del Valle                       246               2,750                2,996                544         1997(A)
Catalina                             653               6,968                7,621              1,990         1993(A)
Candlelight Village                  600               6,274                6,874              1,371         1996(A)
Chisholm Point                       609               7,912                8,521              1,667         1995(A)
Clearwater Village                   141               3,176                3,317                799         1986(A)
Country Meadows                    1,220              17,123               18,343              3,926         1994(A)
Continental North                      -               3,711                3,711                867         1996(A)
Cobus Green                          762               7,672                8,434              2,310         1993(A)
College Park Estates                 249               5,528                5,777              1,496         1978(A)
Continental Estates                1,775              18,151               19,926              3,516         1996(A)
Countryside Village                  460               6,011                6,471              1,637         1987(A)
Creekwood Meadows                  1,212               8,599                9,811              1,221         1997(C)
Cutler Estates                       749               7,277                8,026              1,592         1996(A)
Davison East                           -                   -                    -                  -         1996(A)
Deerfield Run                        990               4,835                5,825                396         1999(A)

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                       SCHEDULE III
REAL ESTATE AND ACCUMLATED DEPRECIATION
DECEMBER 31. 2002
(amounts in thousands)

                                                                                                                 COST CAPITALIZED
                                                                                                                   SUBSEQUENT TO
                                                                                                                   ACQUISITION
                                                                                 INITIAL COST TO COMPANY           IMPROVEMENTS
                                                                              ----------------------------  ------------------------
PROPERTY NAME                     LOCATION            ENCUMBRANCE                LAND             B & F        LAND         B & F
-----------------------       -----------------       -----------------       ---------         --------    ----------    ----------
Desert View Village           West Wendover, NV                    -             1,180                 -         423          5,588
Eagle Crest                   Firestone, CO                        -             2,017               150       2,362         22,591
Edwardsville                  Edwardsville, KS          B                          425             8,805         541          2,671
Fisherman's Cove              Flint, MI                            -               380             3,438           -            552
Forest Meadows                Philomath, OR                        -             1,031             2,050           -              -
Four Seasons                  Elkhart, IN                          -               500             4,811           -              -
Goldcoaster                   Homestead, FL                        -               446             4,234         172          1,924
Grand                         Grand Rapids, MI                     -               374             3,587           -            203
Groves                        Ft. Meyers, FL                       -               249             2,396           -            649
Hamlin                        Webberville, MI                      -               125             1,675         536          3,425
High Point                    Frederika, DE                        -               898             7,031           -          1,055
Holly Forest                  Holly Hill, FL                       -               920             8,376           -            335
Holiday Village               Elkhart, IN                          -               100             3,207         143          1,227
Indian Creek                  Ft. Meyers Beach, FL                 -             3,832            34,660           -          1,375
Island Lake                   Merritt Island, FL                   -               700             6,431           -            313
King's Court                  Traverse City, MI         A                        1,473            13,782           -          1,559
Kensington Meadows            Lansing, MI                          -               250             2,699           -          3,596
King's Lake                   Debary, FL                           -               280             2,542           -          2,199
Knollwood Estates             Allendale, MI             D                          400             4,061           -              -
Kenwood                       La Feria, TX                         -               145             1,842           -              -
Lafayette Place               Warren, MI                           -               669             5,979           -            778
Lake Juliana                  Auburndale, FL                       -               335             2,848           -            846
Leesburg Landing              Leesburg, FL                         -                50               429         921            415
Liberty Farms                 Valparaiso, IN                       -                66             1,201         116          1,917
Lincoln Estates               Holland, MI                          -               455             4,201           -            318
Lake San Marino               Naples, FL                           -               650             5,760           -            446
Maple Grove Estates           Dorr, MI                             -                15               210          20            297
Meadowbrook Village           Tampa, FL                            -               519             4,728           -            428
Meadowbrook Estates           Monroe, MI                           -               431             3,320         379          5,960
Meadow Lake Estates           White Lake, MI            A                        1,188            11,498         127          1,826
Meadows                       Nappanee, IN                         -               287             2,300           -          2,443
Meadowstream Village          Sodus, MI                            -               100             1,175         109          1,443
Maplewood Mobile              Lawrence, IN                         -               275             2,122           -            887
North Point Estates           Pueblo, CO                           -             1,582             3,027           1          2,192
Oak Crest                     Austin, TX                       8,331             4,311            12,611           -              -

                                     GROSS AMOUNT CARRIED
                                     AT DECEMBER 31, 2002                                                   DATE OF
                                 ---------------------------                           ACCUMULATED      CONSTRUCTION (C)
PROPERTY NAME                      LAND               B & F               TOTAL        DEPRECIATION     ACQUISITION (A)
--------------------------       --------           --------           ----------      -------------    ----------------
Desert View Village                 1,603              5,588                7,191                418         1998(C)
Eagle Crest                         4,379             22,741               27,120                633         1998(C)
Edwardsville                          966             11,476               12,442              3,203         1987(A)
Fisherman's Cove                      380              3,990                4,370              1,175         1993(A)
Forest Meadows                      1,031              2,050                3,081                239         1999(A)
Four Seasons                          500              4,811                5,311                415         2000(A)
Goldcoaster                           618              6,158                6,776              1,056         1997(A)
Grand                                 374              3,790                4,164                721         1996(A)
Groves                                249              3,045                3,294                606         1997(A)
Hamlin                                661              5,100                5,761                720         1984(A)
High Point                            898              8,086                8,984                422         1997(A)
Holly Forest                          920              8,711                9,631              1,611         1997(A)
Holiday Village                       243              4,434                4,677              1,322         1986(A)
Indian Creek                        3,832             36,035               39,867              8,033         1996(A)
Island Lake                           700              6,744                7,444              1,704         1995(A)
King's Court                        1,473             15,341               16,814              3,320         1996(A)
Kensington Meadows                    250              6,295                6,545              1,263         1995(A)
King's Lake                           280              4,741                5,021              1,116         1994(A)
Knollwood Estates                     400              4,061                4,461                205         2001(A)
Kenwood                               145              1,842                1,987                226         1999(A)
Lafayette Place                       669              6,757                7,426              1,030         1998(A)
Lake Juliana                          335              3,694                4,029                993         1994(A)
Leesburg Landing                      971                844                1,815                182         1996(A)
Liberty Farms                         182              3,118                3,300                874         1985(A)
Lincoln Estates                       455              4,519                4,974              1,000         1996(A)
Lake San Marino                       650              6,206                6,856              1,384         1996(A)
Maple Grove Estates                    35                507                  542                143         1979(A)
Meadowbrook Village                   519              5,156                5,675              1,508         1994(A)
Meadowbrook Estates                   810              9,280               10,090              2,695         1986(A)
Meadow Lake Estates                 1,315             13,324               14,639              3,899         1994(A)
Meadows                               287              4,743                5,030              1,272         1987(A)
Meadowstream Village                  209              2,618                2,827                741         1984(A)
Maplewood Mobile                      275              3,009                3,284                847         1989(A)
North Point Estates                 1,583              5,219                6,802                207         2001(C)
Oak Crest                           4,311             12,611               16,922                229         2002(A)

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                       SCHEDULE III
REAL ESTATE AND ACCUMLATED DEPRECIATION
DECEMBER 31. 2002
(amount in thousands)

                                                                                                                 COST CAPITALIZED
                                                                                                                   SUBSEQUENT TO
                                                                                                                   ACQUISITION
                                                                                 INITIAL COST TO COMPANY           IMPROVEMENTS
                                                                              ----------------------------  ------------------------
PROPERTY NAME                     LOCATION            ENCUMBRANCE                LAND             B & F        LAND         B & F
-----------------------       -----------------       -----------------       ---------         --------    ----------    ----------
Oakwood Village               Miamisburg, OH                       -             1,964             6,401           -          6,368
Orange Tree                   Orange City, FL                      -               283             2,530          15            765
Orchard Lake                  Milford, OH               C                          395             4,025           -             15
Paradise                      Chicago Heights, IL                  -               723             6,638           -            683
Pecan Branch                  Georgetown, TX                       -             1,379                 -         331          4,158
Pheasant Ridge                Lancaster, PA                                      2,044            19,279           -              -
Pine Hills                    Middlebury, IN                       -                72               544          60          1,754
Pin Oak Parc                  St. Louis, MO             A                        1,038             3,250         467          4,776
Pine Ridge                    Petersburg, VA                       -               405             2,397           -          1,326
Presidential                  Hudsonville, MI           A                          680             6,314           -          1,261
Parkwood Mobile               Grand Blanc, MI                      -               477             4,279           -            764
Richmond                      Richmond, MI                         -               501             2,040           -            393
River Ridge                   Austin, TX                       6,813             3,201            15,090           -              -
Roxbury                       Goshen, IN                           -             1,057             9,870           -              -
Royal Country                 Miami, FL                 B                        2,290            20,758           -            818
River Haven                   Grand Haven, MI           D                        1,800            16,967           -              -
Saddle Oak Club               Ocala, FL                            -               730             6,743           -            701
Saddlebrook                   San Marcos, TX                   5,481             1,703            11,843           -              -
Scio Farms                    Ann Arbor, MI                        -             2,300            22,659           -          3,861
Sea Air                       Rehoboth Beach, DE               4,484             1,207            10,179           -            683
Sherman Oaks                  Jackson, FL               B                          200             2,400         240          4,063
Siesta Bay                    Ft. Meyers Beach, FL                 -             2,051            18,549           -            792
Silver Star                   Orlando, FL                          -             1,022             9,306           -            419
Southfork                     Belton, MO                           -             1,000             9,011           -          1,412
Sunset Ridge                  Portland, MI                         -             2,044                 -           -         10,364
St. Clair Place               St. Clair, MI                        -               501             2,029           1            347
Stonebridge                   Richfield Twp., MI               1,119             2,044                 -       2,081              -
Snow to Sun                   Weslaco, TX                         90               190             2,143          15            857
Sun Villa                     Reno, NV                         6,665             2,385            11,773           -            345
Timber Ridge                  Ft. Collins, CO           A                          990             9,231           -          1,075
Timberbrook                   Bristol, IN               B                          490             3,400         101          5,024
Timberline Estates            Grand Rapids, MI          A                          535             4,867           -            608
Town and Country              Traverse City, MI                    -               406             3,736           -            252
Valley Brook                  Indianapolis, IN          A                          150             3,500       1,277          9,008
Village Trails                Howard City, MI                      -               988             1,472           -            713

                                     GROSS AMOUNT CARRIED
                                     AT DECEMBER 31, 2002                                                   DATE OF
                                 ---------------------------                           ACCUMULATED      CONSTRUCTION (C)
PROPERTY NAME                      LAND               B & F               TOTAL        DEPRECIATION     ACQUISITION (A)
--------------------------       --------           --------           ----------      -------------    ----------------
Oakwood Village                     1,964             12,769               14,733              1,565         1998(A)
Orange Tree                           298              3,295                3,593                862         1994(A)
Orchard Lake                          395              4,040                4,435                514         1999(A)
Paradise                              723              7,321                8,044              1,579         1996(A)
Pecan Branch                        1,710              4,158                5,868                162         1999(C)
Pheasant Ridge                      2,044             19,279               21,323                328         2002(A)
Pine Hills                            132              2,298                2,430                629         1980(A)
Pin Oak Parc                        1,505              8,026                9,531              1,613         1994(A)
Pine Ridge                            405              3,723                4,128              1,045         1986(A)
Presidential                          680              7,575                8,255              1,635         1996(A)
Parkwood Mobile                       477              5,043                5,520              1,460         1993(A)
Richmond                              501              2,433                2,934                379         1998(A)
River Ridge                         3,201             15,090               18,291                383         2002(A)
Roxbury                             1,057              9,870               10,927                500         2001(A)
Royal Country                       2,290             21,576               23,866              6,489         1994(A)
River Haven                         1,800             16,967               18,767                898         2001(A)
Saddle Oak Club                       730              7,444                8,174              2,031         1995(A)
Saddlebrook                         1,703             11,843               13,546                205         2002(A)
Scio Farms                          2,300             26,520               28,820              6,349         1995(A)
Sea Air                             1,207             10,862               12,069                568         1997(A)
Sherman Oaks                          440              6,463                6,903              1,739         1986(A)
Siesta Bay                          2,051             19,341               21,392              4,307         1996(A)
Silver Star                         1,022              9,725               10,747              2,156         1996(A)
Southfork                           1,000             10,423               11,423              1,539         1997(A)
Sunset Ridge                        2,044             10,364               12,408                438         1998(C)
St. Clair Place                       502              2,376                2,878                446         1998(A)
Stonebridge                         4,125                  -                4,125                  -         1998(C)
Snow to Sun                           205              3,000                3,205                552         1997(A)
Sun Villa                           2,385             12,118               14,503              1,838         1998(A)
Timber Ridge                          990             10,306               11,296              2,226         1996(A)
Timberbrook                           591              8,424                9,015              2,310         1987(A)
Timberline Estates                    535              5,475                6,010              1,535         1994(A)
Town and Country                      406              3,988                4,394                898         1996(A)
Valley Brook                        1,427             12,508               13,935              3,280         1989(A)
Village Trails                        988              2,185                3,173                306         1998(A)

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP                       SCHEDULE III
REAL ESTATE AND ACCUMLATED DEPRECIATION
DECEMBER 31. 2002
(amount in thousands)

                                                                                                                 COST CAPITALIZED
                                                                                                                   SUBSEQUENT TO
                                                                                                                   ACQUISITION
                                                                                 INITIAL COST TO COMPANY           IMPROVEMENTS
                                                                              ----------------------------  ------------------------
PROPERTY NAME                     LOCATION            ENCUMBRANCE                LAND             B & F        LAND         B & F
-----------------------       -----------------       -----------------       ---------         --------    ----------    ----------
Water Oak Country Club Est.   Lady Lake, FL                        -             2,503            17,478           -          5,538
Westbrook                     Toledo, OH                E                        1,110            10,462           -            850
Westbrook Senior              Toledo, OH                           -               355             3,295           -            295
West Glen Village             Indianapolis, IN                     -             1,100            10,028           -            849
White Lake                    White Lake, MI                       -               672             6,179           -          4,612
White Oak                     Mt. Morris, MI            A                          782             7,245         112          3,601
Willowbrook                   Toledo, OH                E                          781             7,054           -            565
Windham Hills                 Jackson, MI                          -             2,673             2,364           -          7,587
Woodhaven Place               Woodhaven, MI                        -               501             4,541           -            840
Woodlake Estates              Yoder, IN                            -               632             3,674           -          2,603
Woodland Park Estates         Eugene, OR                       7,286             1,592            14,398           -            334
Woods Edge                    West Lafayette, IN                   -               100             2,600           3          7,644
Woodside Terrace              Holland, OH                          -             1,064             9,625           -          1,262
Worthington Arms              Lewis Center, OH                     -               376             2,624           -          1,204
Corporate Headquarters        Farmington Hills, MI                 -                 -                 -           -          2,730
Comal Farms                   New Braunfels, TX                    -             1,455             1,732           -          4,090
Creekside                     Reidsville, NC                       -               350             1,423           -          3,074
East Fork                     Batavia, OH                          -             1,280             6,302           -          3,633
Glen Laurel                   Concord, NC                          -             1,641               453           -          5,822
Meadowbrook                   Charlotte, NC                        -             1,310             6,570           -          2,494
Pebble Creek                  Greenwood, IN                        -             1,030             5,074           -          3,229
River Ranch                   Austin, TX                           -             4,690               843           -          4,453
Stonebridge                   San Antonio, TX                      -             2,552             2,096           -          3,752
Summit Ridge                  Converse, TX                         -             2,615             2,092           -          4,228
Sunset Ridge                  Kyle, TX                             -             2,190             2,775           -          4,601
Woodlake Trails               San Antonio, TX                      -             1,186               287         160          2,955
                                                                         --------------  ----------------  ----------  -------------
                                                                             $ 122,450         $ 731,914    $ 15,825      $ 304,492
                                                                         ==============  ================  ==========  =============

                                     GROSS AMOUNT CARRIED
                                     AT DECEMBER 31, 2002                                                DATE OF
                                 ---------------------------                         ACCUMULATED     CONSTRUCTION (C)
PROPERTY NAME                      LAND               B & F           TOTAL         DEPRECIATION     ACQUISITION (A)
--------------------------       --------           --------       ----------      -------------    ----------------
Water Oak Country Club Est.         2,503             23,016           25,519              6,102         1993(A)
Westbrook                           1,110             11,312           12,422              1,327         1999(A)
Westbrook Senior                      355              3,590            3,945                173         2001(A)
West Glen Village                   1,100             10,877           11,977              3,034         1994(A)
White Lake                            672             10,791           11,463              1,526         1997(A)
White Oak                             894             10,846           11,740              1,780         1997(A)
Willowbrook                           781              7,619            8,400              1,133         1997(A)
Windham Hills                       2,673              9,951           12,624              1,074         1998(A)
Woodhaven Place                       501              5,381            5,882                822         1998(A)
Woodlake Estates                      632              6,277            6,909                783         1998(A)
Woodland Park Estates               1,592             14,732           16,324              2,238         1998(A)
Woods Edge                            103             10,244           10,347              1,915         1985(A)
Woodside Terrace                    1,064             10,887           11,951              1,991         1997(A)
Worthington Arms                      376              3,828            4,204              1,115         1990(A)
Corporate Headquarters                                 2,730            2,730              1,678         Various
Comal Farms                         1,455              5,822            7,277                255        2000(A&C)
Creekside                             350              4,497            4,847                221        2000(A&C)
East Fork                           1,280              9,935           11,215                581        2000(A&C)
Glen Laurel                         1,641              6,275            7,916                102        2001(A&C)
Meadowbrook                         1,310              9,064           10,374                665        2000(A&C)
Pebble Creek                        1,030              8,303            9,333                645        2000(A&C)
River Ranch                         4,690              5,296            9,986                  -        2000(A&C)
Stonebridge                         2,552              5,848            8,400                375        2000(A&C)
Summit Ridge                        2,615              6,320            8,935                400        2000(A&C)
Sunset Ridge                        2,190              7,376            9,566                511        2000(A&C)
Woodlake Trails                     1,346              3,242            4,588                188        2000(A&C)
                                ----------       ------------     ------------      ------------
                                $ 138,275        $ 1,036,562      $ 1,174,837       $    175,477
                                ==========       ============     ============      ============

A   These communities collaterize $152.36 million of secured debt.
B   These communities collaterize $42.21 million of secured debt.
C   These communities collaterize $4.67 million of secured debt.
D   These communities collaterize $12.29 million of secured debt.
E These communities are financed by $16.44 million of collaterized lease obligations.
(1) The initial cost for this property is included in the initial cost reported for Continental Estates.