Form 10-K/A
period 2002-12-31
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 2003-04-15
CIK 917224

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X No __

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                  Yes __ No X


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

                                EXPLANATORY NOTE

        Sun Communities Operating Limited Partnership (the "Company") amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was originally filed with the Securities and Exchange Commission on March 31, 2003 (the "Annual Report"), to include, as Exhibit 99.4, the audited financial statements of its subsidiary, Sun Home Services, Inc.

        The Company is also amending this Annual Report to update the Exhibit List of Item 15 to reflect the filing of Exhibit 99.4 with this amendment.
Exhibit 23 has also been revised to include the consent of PricewaterhouseCoopers LLP as the independent auditor performing the audit on Sun Home Services, Inc.'s financial statements. Except as described above, no other changes have been made to the Annual Report. This amendment continues to speak as of the date of the original Annual Report without an update by the Company of any of the disclosures contained therein to reflect any events which occurred at a later date. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, the registrant's principal executive officer and principal financial officer are providing new certifications pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 in connection with this amendment and are also furnishing, but not filing, written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. The filing of this amendment shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.



                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 14, 2003
                             SUN COMMUNITIES OPERATING LIMITED
                             PARTNERSHIP

                             By:  Sun Communities, Inc., its General Partner

                                   By: /s/  Gary A. Shiffman
                                       -----------------------------------------
                                       Gary A. Shiffman, Chief Executive Officer

                                 CERTIFICATIONS
        (As Adopted Under Section 302 of the Sarbanes-Oxley Act of 2002)

I, Gary A. Shiffman, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Sun Communities Operating Limited Partnership;

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

Dated: April 14, 2003              /s/  Gary A. Shiffman
                                   --------------------------------------------
                                   Gary A. Shiffman, Chief Executive Officer of
                                   Sun Communities, Inc., its General Partner

                                 CERTIFICATIONS
        (As Adopted Under Section 302 of the Sarbanes-Oxley Act of 2002)

I, Jeffrey P. Jorissen, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Sun Communities Operating Limited Partnership;

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

Dated: April 14, 2003           /s/ Jeffrey P. Jorissen
                                ------------------------------------------------
                                Jeffrey P. Jorissen, Chief Financial Officer of
                                Sun Communities, Inc., its General Partner

                                  EXHIBIT INDEX


  EXHIBIT                                                                       METHOD OF
  NUMBER                               DESCRIPTION                                FILING
  ------                               -----------                                ------
    2.1    Form of Sun Communities, Inc.'s Common Stock Certificate                (1)
    3.1    Amended and Restated Articles of Incorporation of Sun Communities,      (1)
           Inc.
    3.2    Bylaws of Sun Communities, Inc.                                         (2)
    4.1    Indenture, dated as of April 24, 1996, among Sun Communities,           (3)
           Inc., Sun Communities Operating Limited Partnership (the
           "Operating Partnership") and Bankers Trust Company, as Trustee
    4.2    Form of Note for the 2001 Notes                                         (3)
    4.3    Form of Note for the 2003 Notes                                         (3)
    4.4    First Supplemental Indenture, dated as of August 20, 1997, by and       (7)
           between the Operating Partnership and Bankers Trust Company, as
           Trustee
    4.5    Form of Medium-Term Note (Floating Rate)                                (7)
    4.6    Form of Medium-Term Note (Fixed Rate)                                   (7)
    4.7    Articles Supplementary of Board of Directors of Sun Communities,        (9)
           Inc. Designating a Series of Preferred Stock and Fixing
           Distribution and other Rights in such Series
    4.8    Articles Supplementary of Board of Directors of Sun Communities,        (11)
           Inc. Designating a Series of Preferred Stock
   10.1    Second Amended and Restated Agreement of Limited Partnership of         (6)
           Sun Communities Operating Limited Partnership
   10.2    Second Amended and Restated 1993 Stock Option Plan                      (10)
   10.3    Amended and Restated 1993 Non-Employee Director Stock Option Plan       (6)
   10.4    Form of Stock Option Agreement between Sun Communities, Inc. and        (1)
           certain directors, officers and other individuals#
   10.5    Form of Non-Employee Director Stock Option Agreement between Sun        (4)
           Communities, Inc. and certain directors#
   10.6    Employment Agreement between Sun Communities, Inc. and Gary A.          (6)
           Shiffman#
   10.7    Amended and Restated Loan Agreement between Sun Communities             (7)
           Funding Limited Partnership and Lehman Brothers Holdings Inc.
   10.8    Amended and Restated Loan Agreement among Miami Lakes Venture           (7)
           Associates, Sun Communities Funding Limited Partnership and Lehman
           Brothers Holdings Inc.
   10.9    Form of Indemnification Agreement between each officer and              (7)
           director of Sun Communities, Inc. and Sun Communities, Inc.
   10.10   Loan Agreement among the Operating Partnership, Sea Breeze Limited      (7)
           Partnership and High Point Associates, LP.
   10.11   Option Agreement by and between the Operating Partnership and Sea       (7)
           Breeze Limited Partnership
   10.12   Option Agreement by and between the Operating Partnership and High      (7)
           Point Associates, LP
   10.13   Stock Pledge Agreement between Gary A. Shiffman and the Operating       (5)
           Partnership for 94,570 shares of Common Stock
   10.14   Stock Pledge Agreement between Gary A. Shiffman and the Operating       (5)
           Partnership for 305,430 shares of Common Stock
   10.15   Stock Pledge Agreement between Gary A. Shiffman and the Operating       (7)
           Partnership with respect to 80,000 shares of Common Stock


  EXHIBIT                                                                       METHOD OF
  NUMBER                               DESCRIPTION                                FILING
  ------                               -----------                                ------
   10.16   Employment Agreement between Sun Communities, Inc. and Jeffrey P.       (9)
           Jorissen#
   10.17   Long Term Incentive Plan                                                (7)
   10.18   Restricted Stock Award Agreement between Sun Communities, Inc. and      (9)
           Gary A. Shiffman, dated June 5, 1998#
   10.19   Restricted Stock Award Agreement between Sun Communities, Inc. and      (9)
           Jeffrey P. Jorissen, dated June 5, 1998#
   10.20   Restricted Stock Award Agreement between Sun Communities, Inc.          (9)
           and Jonathan M. Colman, dated June 5, 1998#
   10.21   Restricted Stock Award Agreement between Sun Communities, Inc. and      (9)
           Brian W. Fannon, dated June 5, 1998#
   10.22   Sun Communities, Inc. 1998 Stock Purchase Plan#                         (9)
   10.23   Facility and Guaranty Agreement among Sun Communities, Inc., the        (9)
           Operating Partnership, Certain Subsidiary Guarantors and First
           National Bank of Chicago, dated December 10, 1998
   10.24   Rights Agreement between Sun Communities, Inc. and State Street         (8)
           Bank and Trust Company, dated April 24, 1998
   10.25   Contribution Agreement, dated as of September 29, 1999, by and          (11)
           among the Sun Communities, Inc., the Operating Partnership,
           Belcrest Realty Corporation and Belair Real Estate Corporation
   10.26   One Hundred Third Amendment to Second Amended and Restated Limited      (11)
           Partnership Agreement of the Operating Partnership
   10.27   One Hundred Eleventh Amendment to Second Amended and Restated           (12)
           Limited Partnership Agreement of the Operating Partnership
   10.28   One Hundred Thirty-Sixth Amendment to Second Amended and Restated       (12)
           Limited Partnership Agreement of the Operating Partnership
   10.29   One Hundred Forty-Fifth Amendment to Second Amended and Restated        (12)
           Limited Partnership Agreement of the Operating Partnership
   10.30   Restricted Stock Award Agreement between Sun Communities, Inc. and      (12)
           Gary A. Shiffman, dated March 30, 2001#
   10.31   Restricted Stock Award Agreement between Sun Communities, Inc. and      (12)
           Jeffrey P. Jorissen, dated March 30, 2001#
   10.32   Restricted Stock Award Agreement between Sun Communities, Inc. and      (12)
           Jonathan M. Colman, dated March 30, 2001#
   10.33   Restricted Stock Award Agreement between Sun Communities, Inc. and      (12)
           Brian W. Fannon, dated March 30, 2001#
   10.34   Investment Agreement dated July 20, 2001 between SUI TRS, Inc.,         (12)
           Shiffman Family LLC, Bingham and Woodward Holdings, LLC, amended by Amendment to Investment Agreement dated August 13, 2001
   10.35   Limited Liability Company Agreement of Origen Financial, L.L.C.         (12)
           dated December 18, 2001 by and among SUI TRS, Inc., Shiffman
           Family LLC, Bingham and Woodward Holdings LLC
   10.36   Second Amended and Restated Subordinated Loan Agreement, dated          (15)
           December 4, 2002, by and between Origen Financial L.L.C. and the
           Operating Partnership
   10.37   Subordinated Term Loan Agreement, dated December 4, 2002, by and        (15)
           between Origen Financial L.L.C. and the Operating Partnership
   10.38   First Amendment to Second Amended and Restated Subordinated Loan        (15)
           Agreement, dated December 30, 2002, by and between Origen
           Financial L.L.C. and Sun Home Services


  EXHIBIT                                                                       METHOD OF
  NUMBER                               DESCRIPTION                                FILING
  ------                               -----------                                ------
   10.39   First Amendment to Subordinated Term Loan Agreement, dated              (15)
           December 30, 2002, by and between Origen Financial L.L.C. and Sun
           Home Services
   10.40   Seventh Amended and Restated Promissory Note, dated December 30,        (15)
           2002, made by Origen Financial L.L.C. in favor of Sun Home Services
   10.41   First Amended and Restated Subordinated Term Promissory Note,           (15)
           dated December 30, 2002, made by Origen Financial L.L.C. in favor of Sun Home Services
   10.42   First Amended and Restated Security Agreement, dated December 30,       (15)
           2002, by and between Origen Financial L.L.C. and Sun Home Services
   10.43   Second Amended and Restated Stock Pledge Agreement, dated December      (15)
           30, 2002, by and between Origen Financial L.L.C. and Sun Home
           Services
   10.44   First Amended and Restated Limited Liability Company Interest           (15)
           Security and Pledge Agreement, dated December 30, 2002, by and between Origen Financial L.L.C. and Sun Home Services
   10.45   Second Amended and Restated Guaranty, dated December 30, 2002, by       (15)
           Bingham in favor of the Operating Partnership
   10.46   Second Amended and Restated Security Agreement, dated December 30,      (15)
           2002, by and between Bingham and Sun Home Services.
   10.47   Amended and Restated Stock Pledge Agreement, dated December 30,         (15)
           2002, by and between Bingham and Sun Home Services
   10.48   Amended and Restated Membership Pledge Agreement, dated December        (15)
           30, 2002, by and between Bingham and Sun Home Services.
   10.49   Second Amended and Restated Participation Agreement, dated              (15)
           December 30, 2002, by and among Sun Home Services, the Milton M.
           Shiffman Spouse's Marital Trust and Woodward Holding LLC
   10.50   Master Credit Facility Agreement, dated as of May 29, 2002, by and
           between Sun Secured Financing LLC, Aspen-Ft. Collins Limited            (13)
           Partnership, Sun Secured Financing Houston Limited Partnership and
           ARCS Commercial Mortgage Co., L.P.
   10.51   Credit Agreement, dated as of July 3, 2002, by and between the          (13)
           Operating Partnership, Sun Communities, Inc., Banc One Capital
           Markets, Inc., Bank One, N.A. and other lenders which are
           signatories thereto
   10.52   First Amendment to Master Credit Facility Agreement, dated as of        (14)
           August 29, 2002, by and between Sun Secured Financing LLC,
           Aspen-Ft. Collins Limited Partnership, Sun Secured Financing
           Houston Limited Partnership and ARCS Commercial Mortgage Co., L.P.
   10.53   First Amendment to Employment Agreement, dated as of July 15,           (14)
           2002, by and between Sun Communities, Inc. and Gary A. Shiffman#
   10.54   Second Amended and Restated Promissory Note (Secured), dated as of
           July 15, 2002, made by Gary A. Shiffman in favor of the Operating       (14)
           Partnership
   10.55   First Amended and Restated Promissory Note (Unsecured), dated as        (14)
           of July 15, 2002, made by Gary A. Shiffman in favor of the
           Operating Partnership
   10.56   First Amended and Restated Promissory Note (Secured), dated as of       (14)
           July 15, 2002, made by Gary A. Shiffman in favor of the Operating
           Partnership


  EXHIBIT                                                                       METHOD OF
  NUMBER                               DESCRIPTION                                FILING
  ------                               -----------                                ------
   10.57   Second Amended and Restated Promissory Note (Unsecured), dated as       (14)
           of July 15, 2002, made by Gary A. Shiffman in favor of the
           Operating Partnership
   10.58   Second Amended and Restated Promissory Note (Secured), dated as of      (14)
           July 15, 2002, made by Gary A. Shiffman in favor of the Operating
           Partnership
   10.59   Employment Agreement, dated as of January 1, 2003, by and between       (15)
           Brian W. Fannon and Sun Home Services, Inc.#
   10.60   Employment Agreement, dated as of January 1, 2003, by and between       (15)
           Brian W. Fannon and Sun Communities, Inc.#
   10.61   Lease, dated November 1, 2002, by and between the Operating             (15)
           Partnership as Tenant and American Center LLC as Landlord
   10.62   Term Loan Agreement, dated as of October 10, 2002, among Sun            (15)
           Financial, LLC, Sun Financial Texas Limited Partnership, the
           Operating Partnership, Sun Communities, Inc. and Lehman Commercial
           Paper, Inc.
   12.1    Computation of Ratio of Earnings to Fixed Charges and Ratio             (16)
           Earnings to Combined Fixed Charges and Preferred Dividends
   21.1    List of Subsidiaries of Sun Communities Operating Limited               (16)
           Partnership
   23.1    Independent Auditors' Consent                                           (16)
   23.2    Consent of PricewaterhouseCoopers LLP                                   (17)
   99.1    Certification Pursuant to 18 U.S.C. Section 1350, as adopted            (17)
           pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   99.2    Opinion of Jaffe, Raitt, Heuer & Weiss, P.C. with respect to REIT       (15)
           qualification
   99.3    Audited financial statements of Origen Financial L.L.C.                 (15)
   99.4    Audited financial statements of Sun Home Services, Inc.                 (17)

______________

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

(10) Incorporated by reference to Sun Communities, Inc.'s Proxy Statement, dated April 20, 1999.

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

(12) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.

(13) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(14) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(15) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002.

(16) Incorporated by reference to Sun Communities Operating Limited Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

(17)  Filed herewith.

# Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.