Form 10-Q
period 2003-03-31
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 2003-05-15
CIK 917224

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            [X] Quarterly report pursuant to Section 13 of 15(d) of the
                Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

                                       OR


            [ ] Transition pursuant to Section 13 or 15(d) of the Securities
                Exchange Act of 1934

                       COMMISSION FILE NUMBER 333-2522-01


                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in its Charter)

                Michigan                                 38-3144240
         (State of Organization)            (I.R.S. Employer Identification No.)

           27777 Franklin Road
                Suite 200
          Southfield, Michigan                              48034
(Address of Principal Executive Offices)                 (Zip Code)

       Registrant's telephone number, including area code: (248) 208-2500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                                      INDEX

                                                                           PAGES

PART I

Item 1.    Financial Statements (unaudited):

           Consolidated Balance Sheets as of March 31, 2003 and
                    December 31, 2002                                          3

           Consolidated Statements of Income for the three months
                    ended March 31, 2003 and 2002                              4

           Consolidated Statements of Comprehensive Income for the three
                    months ended March 31, 2003 and 2002                       5

           Consolidated Statements of Cash Flows for the three months
                    ended March 31, 2003 and 2002                              6

           Notes to Consolidated Financial Statements                       7-15


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             16-23

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         24

Item 4.    Controls and Procedures                                            25



PART II

Item 6.(a) Exhibits required by Item 601 of Regulation S-K                    25

Item 6.(b) Reports on Form 8-K                                                25

           Signatures                                                         26

           Certifications                                                  27-28

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                    ASSETS                                                  2003                 2002
                                                                                        -----------           -----------
Investment in rental property, net                                                      $   997,193           $   999,360
Cash and cash equivalents                                                                     3,339                 2,664
Notes and other receivables                                                                  59,368                58,929
Investment in and advances to affiliates                                                     72,405                67,719
Other assets                                                                                 37,336                37,904
                                                                                        -----------           -----------

                  Total assets                                                          $ 1,169,641           $ 1,166,576
                                                                                        ===========           ===========

     LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Line of credit                                                                       $    76,500           $    63,000
   Debt                                                                                     595,833               604,373
   Accounts payable and accrued expenses                                                     13,809                16,120
   Deposits and other liabilities                                                             9,801                 8,461
                                                                                        -----------           -----------

                  Total liabilities                                                         695,943               691,954
                                                                                        -----------           -----------

Series B Cumulative Preferred Operating Partnership Units ("Series B Units"),
   mandatory redeemable, 279 and 237 issued and outstanding for 2003 and 2002,
   respectively                                                                              22,365                18,195
Preferred Operating Partnership Units ("POP Units"),
   convertible, redeemable, 1,326 issued and outstanding                                     35,783                35,783

Partners' Capital:
     Series A Perpetual Preferred Operating Partnership Units
         ("Series A Units"), unlimited authorized,
         2,000 issued and outstanding                                                        50,000                50,000
   Operating Partnership Units ("OP Units"), unlimited authorized; 20,660 and
         20,662 issued and outstanding for 2003 and 2002, respectively
         General partner                                                                    328,432               332,605
         Limited partners                                                                    47,709                48,512
     Accumulated other comprehensive loss                                                    (2,290)               (1,851)
     Unearned compensation                                                                   (8,301)               (8,622)
                                                                                        -----------           -----------

                    Total partners' capital                                                 415,550               420,644
                                                                                        -----------           -----------

                    Total liabilities and partners' capital                             $ 1,169,641           $ 1,166,576
                                                                                        ===========           ===========

The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)


Revenues:                                                                   2003             2002
                                                                         ------------    -----------
        Income from property                                             $    41,755     $    39,171
        Other income                                                           2,942           1,919
                                                                         -----------     -----------
                Total revenues                                                44,697          41,090
                                                                         -----------     -----------
Expenses:
        Property operating and maintenance                                    10,217           8,351
        Real estate taxes                                                      3,026           2,552
        Property management                                                      754             758
        General and administrative                                             1,619           1,319
        Depreciation and amortization                                         10,769           9,113
        Interest                                                               8,760           7,846
                                                                         -----------     -----------
                Total expenses                                                35,145          29,939
                                                                         -----------     -----------
Income before loss from equity affiliates, distributions
    to Preferred OP Units, and discontinued operations                         9,552          11,151
Loss from equity affiliates                                                     (171)           (222)
                                                                         -----------     -----------
Income before distribution to Preferred OP Units and
        discontinued operations                                                9,381          10,929
Less distribution to Preferred OP Units                                        2,128           1,919
                                                                         -----------     -----------
Income from continuing operations                                              7,253           9,010
Income from discontinued operations                                               --             322
                                                                         -----------     -----------
Earnings attributable to OP Units                                        $     7,253     $     9,332
                                                                         ===========     ===========
Earnings attributable to:
        Continuing operations:
                General partner                                          $     6,343     $     7,834
                Limited partner                                                  910           1,176
        Discontinued operations:
                General partner                                                   --             280
                Limited partner                                                   --              42
                                                                         -----------     -----------
                                                                         $     7,253     $     9,332
                                                                         ===========     ===========
Basic earnings per OP Unit outstanding:
        Continuing operations                                            $      0.36     $      0.45
        Discontinued operations                                                   --            0.02
                                                                         -----------     -----------
        Net income                                                       $      0.36     $      0.47
                                                                         ===========     ===========
Diluted earnings per OP Unit outstanding:
        Continuing operations                                            $      0.35     $      0.44
        Discontinued operations                                                   --            0.02
                                                                         -----------     -----------
        Net income                                                       $      0.35     $      0.46
                                                                         ===========     ===========
Weighted average OP Units outstanding:
        Basic                                                                 20,342          19,921
                                                                         ===========     ===========
        Diluted                                                               20,468          20,137
                                                                         ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                         2003            2002
                                                      ----------     -----------
Earning attributable to OP Units                      $    7,253     $     9,332
Unrealized losses on interest rate swaps                    (439)             --
                                                      ----------     -----------

Comprehensive income                                  $    6,814     $     9,332
                                                      ==========     ===========






















The accompanying notes are an integral part of the consolidated financial statements

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    2003               2002
                                                                               -------------       ------------
Cash flows from operating activities:
    Earnings attributed to OP Units                                            $       7,253       $      9,332
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Operating income included in discontinued operations                               --                 11
       Loss from discontinued operations                                                  --               (322)
       Depreciation and amortization                                                  10,769              9,113
       Amortization of deferred financing costs                                          318                247
    Increase in other assets                                                          (1,745)            (1,271)
    Increase (decrease) in accounts payable and other liabilities                       (971)             1,775
                                                                               -------------       ------------
               Net cash provided by operating activities                              15,624             18,885
                                                                               -------------       ------------
Cash flows from investing activities:
    Investment in rental properties                                                   (6,708)           (42,728)
    Proceeds related to property dispositions                                             --              3,288
    Investment in and advances to affiliates                                          (4,937)             7,380
    Repayments of (increases in) notes receivable, net                                  (368)             4,744
                                                                               -------------       ------------

       Net cash used in financing activities                                         (12,013)           (27,316)
                                                                               -------------       ------------

Cash flows from financing activities:
    Borrowings on line of credit, net                                                 13,500             32,000
    Repayments on notes payable and other debt                                        (4,370)           (14,227)
    Payments for deferred financing costs                                                (83)                --
    Capital contributions                                                                 --              1,891
    Distributions                                                                    (11,983)           (11,095)
                                                                               -------------       ------------

               Net cash provided by (used in) investing activities                    (2,936)             8,569
                                                                               -------------       ------------

Net increase in cash and cash equivalents                                                675                138
Cash and cash equivalents, beginning of period                                         2,664              4,587
                                                                               -------------       ------------
Cash and cash equivalents, end of period                                       $       3,339       $      4,725
                                                                               =============       ============
Supplemental information:
Cash paid for interest including capitalized amounts
    of $664 and $675 for the three months ended
    March 31, 2003 and 2002, respectively                                      $       7,371       $      5,977
Noncash investing and financing activities:
    Preferred OP Units issued for rental properties                            $          --       $      4,500
    Debt assumed for rental properties                                         $          --       $      6,813
Issuance of partnership units to retire capitalized lease obligations          $       4,170       $         --


The accompanying notes are an integral part of the consolidated financial statements

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION:

      These unaudited condensed consolidated financial statements of Sun Communities Operating Limited Partnership (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2002. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

      Sun Communities, Inc. ("Sun"), a self-administered and self-managed REIT with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. The balance sheet of Sun as of March 31, 2003 is identical to the accompanying Company balance sheet, except as follows:

                                                     AS PRESENTED
                                                        HEREIN                                  SUN COMMUNITIES, INC.
                                                    MARCH 31, 2003          ADJUSTMENTS            MARCH 31, 2003
                                                  -----------------        -------------          ----------------
                                                                           (IN THOUSANDS)
       Notes and other receivables................$          59,368        $       (2,600)        $         56,768
                                                  =================        ==============         ================

       Total assets...............................$       1,169,641        $       (2,600)        $      1,167,041
                                                  =================        ==============         ================

       Minority interests.........................                         $      155,857         $        155,857
                                                                                                  ================
       Series B Units.............................$          22,365               (22,365)
       POP Units..................................           35,783               (35,783)

       Series A Units.............................           50,000               (50,000)
       General partner............................          328,432              (328,432)
       Limited partners...........................           47,709               (47,709)

       Common stock...............................                                    183         $            183
       Additional paid-in capital.................                                420,599                  420,599
       Distributions in excess of.................
           accumulated earnings...................                                (77,934)                 (77,934)
       Officers' notes............................                                (10,632)                 (10,632)
       Unearned compensation......................           (8,301)                   --                   (8,301)
       Accumulated other comprehensive loss.......           (2,290)                   --                   (2,290)
       Treasury Stock.............................               --                (6,384)                  (6,384)
                                                  -----------------        --------------         ----------------
           Partners' capital/Stockholders'........
               equity.............................$         415,550        $       (2,600)        $        315,241
                                                  =================        ==============         ================
       Total liabilities and partners'
           capital/Stockholders' equity...........$       1,169,641        $       (2,600)        $      1,167,041
                                                  =================        ==============         ================

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    INVESTMENTS IN AND ADVANCES TO AFFILIATES:

      Sun Home Services, Inc. ("SHS") sells and rents new and used homes in our communities, manages a golf course, and provides activities and other services and facilities for our residents. The Company owns one hundred percent (100%) of the outstanding preferred stock of SHS, is entitled to ninety-five percent (95%) of the operating cash flow, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by one officer of Sun and the estate of a former officer of Sun who collectively are entitled to receive five percent (5%) of the operating cash flow.

      Bingham Financial Services Corporation ("BFSC") was formed by the Company in 1997 in response to demand for financing from purchasers and residents in the Company's communities. As BFSC's business developed, its objectives and opportunities expanded and the Company concluded that its business could be operated and grown more effectively as a separate public entity. BFSC's initial public offering occurred in November 1997. The Company has continued to provide financial support to BFSC. In December 2001, the Company, through SHS, made a $15 million equity investment in a newly formed company Origen Financial, L.L.C., that was merged with Origen Financial, Inc., subsidiary of BFSC, as part of the recapitalization of BFSC. As a result of this equity investment, the Company owns approximately a thirty percent (30%) interest in the surviving company ("Origen"), which company holds all of the operating assets of BFSC and its subsidiaries. The Company wrote-off its remaining equity investment in Origen of $13.6 million in the fourth quarter of 2002.

      Through Sun Home Services, the Company and two other participants (one unaffiliated and one affiliated with Gary A. Shiffman, the Company's Chief Executive Officer and President) continue to provide financing to Origen and are subject to the risks of being a lender. These risks include the risks relating to borrower delinquency and default and the adequacy of the collateral for such loans. This financing consists of a $48 million line of credit and a $10 million term loan of which the Company's commitment is $35.5 million ($35.2 million and $33.6 million was outstanding as of March 31, 2003 and December 31, 2002, respectively). The line bears interest at a per annum rate equal to 700 basis points over LIBOR, with a minimum interest rate of 11 percent and a maximum interest rate of 15 percent. Of the Company's $35.5 million participation, $18 million is subordinate in all respects to the first $40.0 million funded under the facility by the three participants. This line of credit is collateralized by a security interest in Origen's assets, which is subordinate in all respects to all institutional indebtedness of Origen, and a guaranty and pledge of assets by BFSC.

      Summarized combined financial information of the Company's equity investments as of March 31, 2003, SHS and Origen, are presented below before elimination of intercompany transactions.

                  Revenues                                    $    14,393
                  Expenses                                        (16,364)
                                                              -----------
                  Net income (loss)                           $    (1,971)
                                                              ===========
                  Sun's equity income (loss)                  $      (171)
                                                              ===========

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.    RENTAL PROPERTY:

      The following summarizes rental property (in thousands):


                                                                                   MARCH 31,      DECEMBER 31,
                                                                                     2003             2002
                                                                                -------------    -------------
              Land                                                              $     103,590    $     101,926
              Land improvements and buildings                                       1,006,500          999,540
              Furniture, fixtures, equipment                                           26,517           26,277
              Land held for future development                                         33,343           34,573
              Property under development                                               11,595           12,521
                                                                                -------------    -------------
                                                                                    1,181,545        1,174,837
              Accumulated depreciation                                               (184,352)        (175,477)
                                                                                -------------    -------------

               Rental property, net                                             $     997,193    $     999,360
                                                                                =============    =============


      During the three months ended March 31, 2003, the Company did not acquire any rental properties.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.    NOTES AND OTHER RECEIVABLES (AMOUNTS IN THOUSANDS):

                                                                                   MARCH 31,      DECEMBER 31,
                                                                                     2003             2002
                                                                                -------------    -------------
         Mortgage and other notes receivable, primarily with minimum monthly interest payments at LIBOR based floating rates of approximately
             LIBOR + 3.0%, maturing at various dates through August 2008,
             substantially collateralized by manufactured home communities.     $      39,386    $      38,420

         Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of 8.2% and 20
             years, respectively.                                                      11,431           11,633

         Other receivables                                                              5,951            6,276

         Two notes of an officer of Sun, both of which (i) bear interest at
             LIBOR + 1.75%, with a minimum and maximum interest rate of 6% and
             9%, respectively, and (ii) become due in three equal installments on each of December 31, 2008, 2009 and 2010 (with certain
             prepayment obligations); and one of which is limited in recourse to 40,000 shares of Sun's common stock and 50% of any deficiency
             after application of the proceeds of the sale of such shares.              2,600            2,600
                                                                                -------------    -------------

                                                                                $      59,368    $      58,929
                                                                                =============    =============

       At March 31, 2003 the maturities of mortgage and other notes receivables are approximately as follows: 2003-$1.5 million; 2004-$19.4 million; 2006-$3.8 million; 2008 and after-$14.7 million.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.    DEBT:

      The following table sets forth certain information regarding debt (in thousands):

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    2003             2002
                                                                                -------------    -------------
        Bridge loan, at variable interest rate (2.617% at
              December 31, 2002), due April 30, 2003                            $      48,000    $      48,000
        Senior notes, interest at 7.625%, due May 1, 2003                              85,000           85,000
        Callable/redeemable notes, interest at 6.77%, due
           May 14, 2015, callable/redeemable May 16, 2005                              65,000           65,000
        Senior notes, interest at 6.97%, due December 3, 2007                          35,000           35,000
        Senior notes, interest at 8.20%, due August 15, 2008                          100,000          100,000
        Collateralized term loan, due to FNMA, at variable
          interest rate (2.17% at December 31, 2002) due
          May 2007, convertible to a 5 to 10 year fixed rate loan                     152,363          152,363
        Collateralized term loan, interest at 7.01%,
           due September 9, 2007                                                       42,062           42,206
        Capitalized lease obligations, interest at 6.1%, due
           January 1, 2004                                                              9,804           16,438
        Mortgage notes, other                                                          58,604           60,366
                                                                                -------------    -------------

                                                                                $     595,833    $     604,373
                                                                                =============    =============


      The collateralized term loans totaling $194,425 at March 31, 2003 are secured by 22 properties comprising approximately 10,600 sites. The capitalized lease obligations and mortgage notes are collateralized by 12 communities comprising approximately 3,900 sites. At the lease expiration date of the capitalized leases the Company has the right and intends to purchase the properties for the amount of the then outstanding lease obligation. One of the capitalized lease obligations matured on January 1, 2003 and was paid by the issuance of 41,700 Preferred OP Units, cash of approximately $860,000 and the assumption of approximately $1,570,000 of debt, which was immediately retired.

      The initial term of the variable rate FNMA debt is five years. The Company has the option to extend such variable rate borrowings for an additional five years and/or convert them to fixed rate borrowings with a term of five or ten years, provided that in no event can the term of the borrowings exceed fifteen years.

      The Company has a $105 million unsecured line of credit of which $28.5 million was available to be drawn at March 31, 2003. Borrowings under the line of credit bear interest at the rate of LIBOR plus 0.85% and mature July 2, 2005 with a one-year extension at the Company's option. The average interest rate of outstanding borrowings under the line of credit at March 31, 2003 was 2.14 percent.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.    DEBT, CONTINUED:

      Subsequent to March 31, 2003 the Company issued $150 million of 5.75 percent senior notes, due April 15, 2010, in a private offering and used the proceeds from the offering to retire the bridge loan of $48 million and senior notes of $85 million due on April 30 and May 1, 2003, respectively. The remaining $17 million was used to pay down the Company's line of credit. Subsequent to May 15, 2003, the Company intends to file a registration statement to exchange the unregistered notes for registered notes with substantially identical terms.

      The Company is the guarantor of $22.7 million in personal bank loans maturing in 2004, made to directors, employees and consultants to purchase Sun's common stock and OP units pursuant to the Company's Stock Purchase Plan. No compensation expense was recognized in respect to the guarantees as the fair value thereof was not material nor have there been any defaults.


6.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

      The Company has entered into four derivative contracts consisting of three interest rate swap agreements and an interest rate cap agreement. The Company's primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt and to cap the maximum interest rate on its variable rate borrowings. The Company does not enter into derivative instruments for speculative purposes.

      The swap agreements are effective April 2003, and have the effect of fixing interest rates relative to a collateralized term loan due to FNMA. One swap matures in July 2009, with an effective fixed rate of 4.93 percent. A second swap matures in July 2012, with an effective fixed rate of 5.37 percent. The third swap matures in July 2007, with an effective fixed rate of 3.97 percent. The third swap is effective as long as LIBOR is 7 percent or lower. The interest rate cap agreement is effective April 2003 at a cap rate of 9.49 percent. The notional increases over three months from $12.9 million to a final notional of $152.4 million and has a termination date of April 3, 2006.

      The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. These three hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation of $0.21 million is reflected as a component of interest expense in the statements of income for the three months ended March 31, 2003.

      In accordance with SFAS No. 133, the "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded a liability of $3.0 million and $2.3 million as of March 31, 2003 and December 31, 2002, respectively.

      These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. This is not the intent of the Company and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    OTHER INCOME:


      The components of other income are as follows for the periods ended March 31, 2003 and 2002 (in thousands):

                                                                 2003                2002
                                                              ---------            ---------
                Interest income                               $   2,763            $   1,258
                Other income                                        179                  661
                                                              ---------            ---------
                                                              $   2,942            $   1,919
                                                              =========            =========



8.    EARNINGS PER OP UNIT (IN THOUSANDS):

                                                                   FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                 2003                 2002
                                                              ---------            ---------
      Earnings used for basic and diluted earnings per
         OP unit computation:                                 $   7,253            $   9,332
                                                              =========            =========

      Total units used for basic earnings per OP unit            20,342               19,921

      Dilutive securities:
         Stock options and other                                    126                  216
                                                              ---------            ---------
      Total units used for diluted earnings per OP unit
         computation                                             20,468               20,137
                                                              =========            =========

      Diluted earnings per OP unit reflect the potential dilution that would occur if securities were exercised or converted into OP units.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.    RECENT ACCOUNTING PRONOUNCEMENTS:

      In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this Statement is not expected to have a significant impact on the financial position or results of the operations of the Company.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance with respect to VIEs created after January 31, 2003 and to VIEs in which a company obtains an interest after that date. The provisions of this interpretation apply in the first interim period beginning after June 15, 2003 (i.e., third quarter of 2003) to VIEs in which a company holds a variable interest that it acquired before February 1, 2003. The Company is in the process of assessing whether it has an interest in any VIEs which may require consolidation in the third quarter of 2003 pursuant to FIN 46. Entities that may be identified as VIEs include SHS and Origen.

      In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects, and adds interim and annual disclosure. The Company has elected not to adopt the fair value method of accounting for stock-based employee compensation but has adopted the disclosure requirements of SFAS 148.

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies disclosures that are required to be made certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee's issuance. The disclosure requirements of FIN 45 have been applied in these financial statements. The requirement to record a liability applies to guarantees issues or modified after December 31, 2002. The adoption of this standard did not have a significant impact on the financial position or results of operations of the Company.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.    RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:


      In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a significant impact on the financial position or results of operations of the Company.


10.   CONTINGENCIES

      On April 9, 2003, T.J. Holdings, LLC ("TJ Holdings"), a member of Sun/Forest, LLC ("Sun/Forest") (which, in turn, owns an equity interest in SunChamp LLC), filed a complaint against the Company, SunChamp LLC, certain other affiliates of the Company and two directors of Sun Communities, Inc. in the Superior Court of Guilford County, North Carolina. The complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. The Company believes the complaint and the claims threatened therein have no merit and will defend it vigorously.

      The Company is involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact in our results of operations or financial condition.

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

SIGNIFICANT ACCOUNTING POLICIES

The Company had identified significant accounting policies that, as a result of the judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or result of operations under different conditions or using different assumptions. Details regarding the Company's significant accounting policies are described fully in the Company's 2002 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the three months ended March 31, 2003, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2003 and 2002

For the three months ended March 31, 2003, income before distribution to Preferred OP Units and discontinued operations decreased by 13.8 percent from $10.9 million to $9.4 million, when compared to the three months ended March 31, 2002. The decrease was due to increased revenues of $3.6 million and a $0.1 million reduction in loss from equity affiliates offset by increased expenses of $5.2 million as described in more detail below.

Income from property increased by $2.6 million from $39.2 million to $41.8 million, or 6.6 percent, due to acquisitions ($1.2 million) made during 2002 and rent increases and other community revenues ($1.4 million).

Property operating and maintenance expenses increased by $1.8 million from $8.4 million to $10.2 million, or 21.4 percent. The increase was due to the expansion of cable TV services ($0.1 million), increases in property and casualty insurance costs ($0.2 million), increases in employee benefits costs ($0.2 million), increases in utility costs ($0.3 million), and increase in repair and maintenance expense ($0.2 million) which resulted from the severe winter. Acquisitions and consolidation of development properties accounted for $0.6 million of the increase with the remainder, $0.2 million, representing a reasonable increase in expenses in correlation with the increase in revenues noted above.

Real estate taxes increased by $0.5 million from $2.5 million to $3.0 million, or 20.0 percent, due to fourth quarter 2002 acquisitions ($0.2 million) and due to increases in assessments and tax rates ($0.3 million).

General and administrative expenses increased by $0.3 million from $1.3 million to $1.6 million, or 23.1 percent, due primarily to increased Michigan Single Business taxes ($0.2 million) and the timing of payroll taxes ($0.1 million).

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

Depreciation and amortization increased by $1.7 million from $9.1 million to $10.8 million, or 18.7 percent, due primarily to the net additional investment in rental properties.

Interest expense increased by $1.0 million from $7.8 million to $8.8 million, or
12.8 percent, due primarily to an increase in outstanding debt.

SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the three months ended March 31, 2003 and 2002. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2002 and March 31, 2003. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for new development and acquisition communities.

                                                                    SAME PROPERTY                     TOTAL PORTFOLIO
                                                            ---------------------------        --------------------------
                                                                2003            2002               2003           2002 (2)
                                                            -----------      ----------        -----------      ----------
Income from property                                        $    36,011      $   34,799        $    41,755      $   39,171
                                                            -----------      ----------        -----------      ----------
Property operating expenses:
     Property operating and maintenance                           6,781           6,467             10,217           8,351
     Real estate taxes                                            2,733           2,495              3,026           2,552
                                                            -----------      ----------        -----------      ----------
     Property operating expenses                                  9,514           8,962             13,243          10,903
                                                            -----------      ----------        -----------      ----------

Property net operating income (3)                           $    26,497      $   25,837        $    28,512      $   28,268
                                                            ===========      ==========        ===========      ==========

Number of operating properties                                      109             109               129             116
Developed sites                                                  38,984          38,905            44,125          41,228
Occupied sites                                                   34,986          35,729            38,839          37,770
Occupancy %                                                        91.4%(1)        93.9%(1)          89.3%(1)        93.5%(1)
Weighted average monthly rent per site                      $       322(1)   $      308(1)     $      321(1)    $     306(1)
Sites available for development                                   2,015           2,056             7,463           4,375
Sites planned for development in current year                        96              87               172             609

(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.
(2) Excludes financial information related to properties sold in 2002.
(3) Investors in and analysts following the real estate industry utilize net operating income ("NOI") as a supplemental performance measure. The Company considers NOI, given its wide use by and relevance to investors and analysts, an appropriate supplemental measure to net income because NOI provides a measure of rental operations and does not factor in depreciation/amortization and non-property specific expenses such as general and administrative expenses.

On a same property basis, property net operating income increased by $0.7 million from $25.8 million to $26.5 million, or 2.7 percent. Property revenues increased by $1.2 million from $34.8 million to $36.0 million, or 3.4 percent, due primarily to increases in rents including water and property tax pass through. Property operating expenses increased by $0.5 million from $9.0 million to $9.5 million, or 5.6 percent, due primarily to increases in real estate taxes, repair and maintenance and payroll.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company's unitholders and Sun's stockholders, property acquisitions, development and expansion of properties, capital improvements of properties and debt repayment.

The Company expects to meet its short-term liquidity requirements through its working capital provided by operating activities and its line of credit, as described below. The Company considers its ability to generate cash from operations (anticipated to be approximately $70 million annually) to be adequate to meet all operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, pay dividends to Sun's stockholders to maintain Sun's qualification as a REIT in accordance with the Internal Revenue Code and make distributions to the Company's unitholders.

The Company plans to invest approximately $5 million to $10 million annually in developments consisting of expansions to existing communities and the development of new communities. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

Furthermore, the Company expects to invest in the range of $40 million to $60 million in the acquisition of properties in 2003, depending upon market conditions. The Company plans to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

Cash and cash equivalents increased by $0.7 million to $3.3 million at March 31, 2003 compared to $2.6 million at December 31, 2002 because cash provided by operating activities exceeded cash used in investing and financing activities. Net cash provided by operating activities decreased by $3.3 million to $15.6 million for the three months ended March 31, 2003 compared to $18.9 million for the three months ended March 31, 2002. This decrease was primarily due to changes in accounts payable and other liabilities decreasing by $2.8 million and changes in other assets increasing by $0.5 million.

The Company's net cash flows provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in the Company's current markets generally, and specifically in metropolitan areas of the Company's current markets; (b) lower occupancy and rental rates of the Company's properties (the "Properties"); (c) increased operating costs, including insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company's tenants; and (d) decreased sales of manufactured homes. See "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


In 2003, the Company increased its existing line of credit to an $105 million facility, which matures in July 2005, with a one-year optional extension. At March 31, 2003, the average interest rate of outstanding borrowings under the line of credit was 2.14% with $76.5 million outstanding and $28.5 million available to be drawn under the facility. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at March 31, 2003.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:

In 1998, certain directors, employees and consultants of the Company purchased approximately $25.5 million of newly issued shares of common stock of Sun and common OP Units in the Company in accordance with the Company's 1998 Stock Purchase Plan (the "Purchase Plan"). The participants in the Purchase Plan financed these purchases by obtaining personal loans from Bank One, N.A. (the "Bank") and the Company guaranteed the repayment of all such loans. The participants have agreed to fully indemnify the Company against all liabilities arising under such guaranty (the "Guaranty") (the principal balance of which was approximately $22.7 million at March 31, 2003).

Among other usual commercial provisions, the Guaranty requires that the Company comply with certain financial covenants. These covenants were initially designed to be identical in all material respects with the financial covenants imposed on the Company under its line of credit facility. Since 1998, as the covenants in the Company's then applicable line of credit facility changed, the Guaranty has also been similarly amended to remain consistent. In July 2002, the Company entered into a replacement line of credit facility; however, conforming amendments to the Guaranty were not made, resulting in differing and inconsistent financial covenants in the line of credit facility as compared to the Guaranty. As a consequence, as of September 30, 2002, the Company was not in compliance with certain of the financial covenants contained in the Guaranty (the "Differing Financial Covenants"). Because it was not the intention of the parties to impose disparate requirements on the Guaranty and the Company's line of credit, the Bank waived any breach of the Guaranty arising solely as a result of the Company's non-compliance with the Differing Financial Covenants so long as the Company remains in compliance with all of the terms and conditions of its line of credit facility. As of March 31, 2003, the Company was in compliance with the terms and conditions of its line of credit facility and, as a result, the Company was in compliance with the terms and conditions of the Guaranty.

Section 402 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") states that it is "unlawful for any issuer directly or indirectly, including through any subsidiary, to extend or maintain credit, to arrange for the extension of credit, or to renew an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof) of that issuer."
Section 402 of the Sarbanes-Oxley Act provides an exception for certain extensions of credit which are "maintained by the issuer on the date of enactment of the Sarbanes-Oxley Act [July 30, 2002], provided that there is no material modification to any term of any such extension of credit or any renewal of any such extension of credit on or after that date of enactment." Jaffe, Raitt, Heuer & Weiss, P.C. has delivered a reasoned opinion to the Company to the effect that, based on various assumptions and qualifications set forth in the opinion, a court could reasonably find that Section 402 of the Sarbanes-Oxley Act does not apply to the waiver letter issued by the Bank and that, even if a court determines that Section 402 applies to the Bank's waiver letter, a court could reasonably conclude that the Guaranty fits within the exception under Section 402 for extensions of credit maintained by the issuer prior to July 30, 2002. Arthur A. Weiss, a stockholder of Jaffe, Raitt, Heuer & Weiss, P.C., the Company's regular outside counsel, is a director of the Company and received a personal loan to purchase common OP Units under the Purchase Plan.

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

The Company's primary long-term liquidity needs are principal payments on outstanding indebtedness. At March 31, 2003, the Company's outstanding contractual obligations were as follows:



                                                                              PAYMENTS DUE BY PERIOD
                                                                                  (IN THOUSANDS)
                                                              -----------------------------------------------------------

CONTRACTUAL CASH OBLIGATIONS (1)                 TOTAL DUE     1 YEAR        2-3 YEARS       4-5 YEARS      AFTER 5 YEARS
                                                 ---------    ---------      ---------       ---------      -------------
Bridge loan                                      $  48,000    $  48,000
Line of credit                                      76,500                                   $  76,500
Collateralized term loan                            42,062          670      $   1,489          39,903
Collateralized term loan - FNMA                    152,363                                                     $ 152,363
Senior notes (2)                                   285,000       85,000         65,000          35,000           100,000
Mortgage notes, other                               58,604        1,162         22,899          13,274            21,269
Capitalized lease obligations                        9,804        9,804
Redeemable Preferred OP Units                       58,148        3,564         35,782          18,802
                                                 ---------    ---------      ---------       ---------         ---------
                                                 $ 730,481    $ 148,200      $ 125,170       $ 183,479         $ 273,632
                                                 =========    =========      =========       =========         =========


     (1) As noted above, the Company is the guarantor of $22.7 million in personal bank loans, maturing in 2004, made to the Company's directors, employees and consultants for the purpose of purchasing shares of Company common stock or Operating Partnership OP Units pursuant to the Purchase Plan. The Company is obligated under the Guaranty only in the event that one or more of the borrowers cannot repay their loan when due. This contingent liability is not reflected on the Company's balance sheet.

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

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:

The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, OP unit redemptions and potential additional capital contributions to affiliates (see Note 2 Investments in and Advances to Affiliates), through the issuance of debt or equity securities, including equity units in the Company, or from selective asset sales. The Company has maintained investment grade ratings with Moody's Investor Service and Standard & Poor's, which facilitates access to the senior unsecured debt market. Since 1993, the Company has raised, in the aggregate, nearly $1.0 billion from the sale of Sun common stock, the sale of OP units in the Company and the issuance of secured and unsecured debt securities. In addition, at March 31, 2003, ninety-four of the Properties were unencumbered by debt, therefore, providing substantial financial flexibility. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. If the Company is unable to obtain additional equity or debt financing on acceptable terms, the Company's business, results of operations and financial condition will be harmed.

At March 31, 2003, the Company's debt to total market capitalization approximated 44.1 percent. The debt has a weighted average maturity of approximately 4.4 years and a weighted average interest rate of 5.3 percent.

Capital expenditures for the three months ended March 31, 2003 and 2002 included recurring capital expenditures of $1.0 million and $1.0 million, respectively.

Net cash used in investing activities decreased by $15.3 million to $12.0 million compared to $27.3 million used in investing activities for the three months ended March 31, 2002. This decrease was due to a $36.0 million decrease in rental property acquisition activities, offset by a $3.3 million decrease in proceeds related to property dispositions, a decrease of $12.3 million in investment in and advances to affiliates and a $5.1 million decrease in repayments of and investment in notes receivable, net.

Net cash provided by financing activities decreased by $11.5 million to $2.9 million used in financing activities from $8.6 million provided by financing activities for the three months ended March 31, 2002. This decrease was primarily due to reduction of borrowings on line of credit by $18.5 million, proceeds from issuance of OP Units decreasing by $1.9 million and a $0.9 million increase in distributions, offset by a $9.8 million reduction of repayments on notes payable and other debt.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE
Investors in and analysts following the real estate industry utilize funds from operations ("FFO") as a supplemental performance measure. While the Company believes net income (as defined by generally accepted accounting principles) is the most appropriate measure, it considers FFO, given its wide use by and relevance to investors and analysts, an appropriate supplemental measure. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table reconciles earnings attributable to OP Units less earnings allocated to Limited Partners to FFO for the periods ended March 31, 2003 and 2002 (in thousands):

                                                                                 2003               2002
                                                                             -----------         ----------
      Earnings attributable to OP Units less earnings
        allocated to Limited Partners                                        $     6,343         $    8,114

      Adjustments:
        Depreciation of rental property                                           10,509              9,041
        Valuation adjustment (1)                                                     214                 --
        Allocation of SunChamp losses (2)                                            850                 --
        Income allocated to Common OP units                                          910              1,176
        (Gain) on sale of properties                                                  --               (269)
                                                                              ----------         ----------

      FFO                                                                     $   18,826         $   18,062
                                                                              ==========         ==========

      Weighted average common shares/OP units outstanding:
        Basic                                                                     20,342             19,921
                                                                              ==========         ==========
        Diluted                                                                   20,468             20,137
                                                                              ==========         ==========

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE, CONTINUED:

(1) The Company entered into three interest rate swaps and an interest rate cap agreement. The valuation adjustment reflects the theoretical noncash profit and loss were those hedging transactions terminated at the balance sheet date. As the Company has no expectation of terminating the transactions prior to maturity, the net of these noncash valuation adjustments will be zero at the various maturities. As any imperfections related to hedging correlation in these swaps is reflected currently in cash as interest, the valuation adjustments are excluded from Funds From Operations. The valuation adjustment is included in interest expense.

(2) The Company acquired the equity interest of another investor in SunChamp in December 2002. Consideration consisted of a long-term note payable at net book value. Although the adjustment for the allocation of the SunChamp losses is not reflected in the accompanying financial statements, management believes that it is appropriate to provide for this adjustment because the Company's payment obligations with respect to the note are subordinate in all respects to the return of the members' equity (including the gross book value of the acquired equity) plus a preferred return. As a result, the losses that are allocated to the Company under generally accepted accounting principles are effectively reallocated to the note for purposes of calculating Funds from Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see the section entitled "Factors That May Affect Future Results" in the Company's Annual report on Form 10-K for the year ended December 31, 2002 for a list of uncertainties and factors.

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

The Company's variable rate debt totals $297.4 million and $131.8 million as of March 31, 2003 and 2002, respectively, which bears interest at various LIBOR/DMBS rates. If LIBOR/DMBS increased or decreased by 1.00 percent during the three months ended March 31, 2003 and 2002, the Company believes its interest expense would have increased or decreased by approximately $3.0 million and $1.2 million based on the $300.3 million and $116.1 million average balance outstanding under the Company's variable rate debt facilities for the three months ended March 31, 2003 and 2002, respectively.

Additionally, the Company had $28.1 million and $35.2 million LIBOR based variable rate mortgage and other notes receivables as of March 31, 2003 and 2002, respectively. If LIBOR increased or decreased by 1.0 percent during the three months ended March 31, 2003 and 2002, the Company believes interest income would have increased or decreased by approximately $0.3 million and $0.3 million based on the $27.8 million and $34.7 million average balance outstanding on all variable rate notes receivables for the three months ended March 31, 2003 and 2002, respectively.

The Company has entered into three separate interest rate swap agreements and an interest rate cap agreement. One of these swap agreements fixes $25 million of variable rate borrowings at 4.93 percent for the period April 2003 through July 2009, another of these swap agreements fixes $25 million of variable rate borrowings at 5.37 percent for the period April 2003 through July 2012 and the third swap agreement, which is only effective for so long as LIBOR is 7 percent or less, fixes $25 million of variable rate borrowings at 3.97 percent for the period April 2003 through July 2007. The interest rate cap agreement is effective April 2003 at a cap rate of 9.49 percent. The notional increases over three months from $12.9 million to a final notional of $152.4 million and has a termination date of April 3, 2006.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP



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

Dated: May 15, 2003



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

Date: May 15, 2003                    /s/ Gary A. Shiffman
                                      ------------------------------------------
                                      Gary A. Shiffman, Chief Executive Officer,
                                      of Sun Communities, Inc., the General
                                      Partner

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

Date: May 15, 2003
                                      /s/ Jeffrey P. Jorissen
                                      --------------------------------------
                                      Jeffrey P. Jorissen, Chief Financial
                                      Officer, of Sun Communities, Inc., the
                                      General Partner

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                                  EXHIBIT INDEX


Exhibit No.          Description


10.1 Registration Rights Agreement between Sun Communities Operating Limited Partnership, Sun Communities, Inc., Lehman Brothers Inc. and A.G. Edwards & Sons, Inc. dated April 11, 2003. (1)

10.2 Purchase Agreement between Sun Communities Operating Limited Partnership and Lehman Brothers Inc., on behalf of the Initial Purchasers, dated April 8, 2003. (1)

99.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                     (2)


(1) Incorporated by reference to Sun Communities, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(2)   Filed herewith.