Form 10-K
period 2003-12-31
SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
filed 2004-03-15
CIK 917224

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 333-2522-01

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

STATE OF MICHIGAN                                                     38-3144240
State of Organization                                   I.R.S. Employer I.D. No.

                               27777 FRANKLIN ROAD
                                    SUITE 200
                           SOUTHFIELD, MICHIGAN 48034
                                 (248) 208-2500
          (Address of principal executive offices and telephone number)

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

                                   Yes __ No X

As of June 30, 2003, the aggregate market value of the Registrant's partnership units held by non-affiliates of the Registrant was approximately $67.5 million based on the closing sales price of one share of Sun Communities, Inc. common stock (into which the partnership units are convertible on a one-for-one basis) on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the definitive Proxy Statement to be filed by Sun Communities, Inc. for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

         As used in this report, "Company", "Us", "We", "Our" and similar terms means Sun Communities Operating Limited Partnership, a Michigan limited partnership, and one or more of its Subsidiaries, (as defined below).

                                     PART I

ITEM 1. BUSINESS

GENERAL

We own, operate, develop and finance manufactured housing communities concentrated in the midwestern and southeastern United States. Sun Communities, Inc., a Maryland corporation and our sole general partner ("General Partner"), is a fully integrated real estate company which, together with its affiliates and predecessors, has been in the business of acquiring, operating and expanding manufactured housing communities since 1975. As of December 31, 2003, we owned and operated a portfolio of 127 properties located in seventeen states (the "Properties"), including 115 manufactured housing communities, five recreational vehicle communities, and seven properties containing both manufactured housing and recreational vehicle sites. As of December 31, 2003, the Properties contained an aggregate of 43,875 developed sites comprised of 38,797 developed manufactured home sites and 5,078 recreational vehicle sites and an additional 6,756 manufactured home sites suitable for development. In order to enhance property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation ("SHS"), actively markets, sells and leases new and pre-owned manufactured homes for placement in the Properties.

         Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We have regional property management offices located in Austin, Texas; Dayton, Ohio; Grand Rapids, Michigan; Elkhart, Indiana; and Orlando, Florida, and we employed an aggregate of 611 people as of December 31, 2003.

         Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

         Acquisitions. During 2003, we acquired one community in Michigan for approximately $4.5 million comprised of $2.2 million in cash and $2.3 million in debt. When fully developed, the property will consist of 242 manufactured housing sites.

         In 2004, we entered into an agreement with certain affiliates of Property Asset Management Inc. ("PAMI") to acquire all of the equity interests in partnerships that directly and indirectly own and operate 19 properties and entered into a real estate purchase agreement to acquire 7 other properties. The properties are recreational vehicle communities, some of which include manufactured home sites. The portfolio consists of 11,331 sites, including 10,586 developed sites and 745 expansion recreational vehicle sites. Completion of the purchases is subject to customary closing conditions.

         PAMI, the seller under the purchase agreements, is the sole general partner and owns a substantial majority of the equity interests in the partnerships that own the properties subject to the purchase agreements. PAMI has exercised its rights under the relevant partnership agreements to acquire the equity interests of its minority partner. PAMI has informed us that its minority partner has disputed PAMI's rights to purchase its interests under the partnership agreements. As a result, PAMI has filed suit in the Delaware Chancery Court requesting, among other things, that the court specifically enforce PAMI's right to purchase the minority interests. The minority partner in the partnerships has filed an answer and counterclaim in the case requesting that the court find that the minority partner has the right to buy PAMI's interests under the partnership agreements.

         PAMI believes that it will be successful in the litigation and we expect to complete the acquisition of the partnership interests and properties. However, due to the uncertain nature of litigation and the other conditions to closing, we can provide no assurance that we will be able to successfully complete the proposed acquisitions and cannot reliably predict the timing of the resolution of these matters.

         Dispositions. The Company closed on the sale of four properties during 2003 realizing gross proceeds of approximately $24.8 million. The properties were located in Michigan and Illinois and comprised 731 sites of which 659, or 90 percent, were occupied.

         Origen. Previously, we, along with two other participants, provided financing (a line of credit and term loan) to Origen Financial, LLC ("Origen"), a financial services company that provides and services loans used by consumers to finance the purchase of manufactured homes. In October of 2003, Origen completed a $150.0 million private equity offering and repaid its line of credit and term loan in full. We have no continuing obligation to provide financing to Origen. Concurrent with this transaction, we invested $50.0 million in Origen's parent, Origen Financial, Inc. ("Origen, Inc") and agreed to sell Origen, Inc. various interests in manufactured home loans previously acquired from Origen, none of which have been sold as of December 31, 2003. As of December 31, 2003, our investment in Origen, Inc. approximated a one third ownership interest which was accounted for using the equity method of accounting for periods ending after September 30, 2003.

STRUCTURE OF THE COMPANY

         Our General Partner is a self-administered and self-managed real estate investment trust, or REIT. The Company is structured as an umbrella partnership REIT, or UPREIT, and is the entity through which our General Partner conducts substantially all of its operations, and which owns, either directly or indirectly, through subsidiaries (the "Subsidiaries"), all of the General Partner's assets. This UPREIT structure enables the General Partner to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs, and to acquire manufactured housing communities in transactions that defer some or all of the sellers' tax consequences. Our Subsidiaries include SHS, which provides manufactured home sales and other services to current and prospective tenants of the Properties. Along with several other subsidiaries, SHS wholly owns Sun Water Oak Golf, Inc., which was organized to own and operate the golf course, restaurant and related facilities located on the Water Oak Property that was acquired in December 1993.

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

PROPERTY MANAGEMENT

         Our property management strategy emphasizes intensive, hands-on management by dedicated, on-site district and community managers. We believe that this on-site focus enables us to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the 611 Company employees, 522 are located on-site as property managers, support staff, or maintenance personnel.

         Our community managers are overseen by Brian W. Fannon, our General Partner's Chief Operating Officer, who has 34 years of property management experience, four Vice Presidents of Operations and seventeen Regional Vice Presidents. In addition, the Regional Vice Presidents are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections.

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

HOME SALES AND LEASING

         SHS offers manufactured home sales services to tenants and prospective tenants of our Properties. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes on the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers. SHS also leases homes to prospective tenants.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Our prospects are subject to certain uncertainties and risks. Our future results could differ materially from our current results, and our actual results could differ materially from those projected in forward-looking statements as a result of certain risk factors. These risk factors include, but are not limited to, the risk factors set forth in the General Partner's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (which are incorporated herein by reference), other one-time events and other important factors disclosed previously and from time to time in the Company's or the General Partner's other filings with the Securities and Exchange Commission. This report contains certain forward-looking statements.

ITEM 2. PROPERTIES

         General. As of December 31, 2003, the Properties consisted of 115 manufactured housing communities, five recreational vehicle communities, and seven properties containing both manufactured housing and recreational vehicle sites located in seventeen states concentrated in the midwestern and southeastern United States. As of December 31, 2003, the Properties contained 43,875 developed sites comprised of 38,797 developed manufactured home sites and 5,078 recreational vehicle sites and an additional 6,756 manufactured home sites suitable for development. Most of the Properties include amenities oriented towards family and retirement living. Of the 127 Properties, 61 have more than 300 developed manufactured home sites, with the largest having 913 developed manufactured home sites.

         As of December 31, 2003, the Properties had an occupancy rate of 89.5 percent in stabilized communities and 58.7 percent in development communities and the aggregate occupancy rate was 86 percent excluding recreational vehicle sites. Since January 1, 2003, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 3.9 percent and an average annual turnover of residents (where the home is sold and remains within the community, typically without interruption of rental income) of approximately 7.4 percent.

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

         We have tried to concentrate our communities within certain geographic areas in order to achieve economies of scale in management and operation. The Properties are principally concentrated in the midwestern and southeastern United States. We believe that geographic diversification will help insulate the portfolio from regional economic influences.

         The following table sets forth certain information relating to the properties owned as of December 31, 2003:

                                                            DEVELOPED    OCCUPANCY      OCCUPANCY     OCCUPANCY
                                                           SITES AS OF      AS OF         AS OF        AS OF
            PROPERTY AND LOCATION                          12/31/2003    12/31/01(1)   12/31/02(1)   12/31/03(1)
            ---------------------                          -----------   -----------   -----------   -----------
MIDWEST
MICHIGAN
Academy/West Pointe                                            441          98%          98%           96%
  Canton, MI
Allendale Meadows Mobile Village                               352          96%          93%           88%
  Allendale, MI
Alpine Meadows Mobile Village                                  403          96%          96%           94%
  Grand Rapids, MI
Bedford Hills Mobile Village                                   339          98%          95%           91%
  Battle Creek, MI
Brentwood Mobile Village                                       195          99%          96%           94%
  Kentwood, MI

                                                                  DEVELOPED           OCCUPANCY        OCCUPANCY        OCCUPANCY
                                                                 SITES AS OF            AS OF            AS OF            AS OF
                  PROPERTY AND LOCATION                          12/31/2003          12/31/01(1)      12/31/02(1)      12/31/03(1)
                  ---------------------                          -----------         -----------      -----------      -----------
Byron Center Mobile Village                                          143                 98%              98%              95%
  Byron Center, MI
Candlewick Court Manufactured Housing Community                      211                 97%              97%              93%
  Owosso, MI
College Park Estates Manufactured Housing Community                  230                 95%              92%              85%
  Canton, MI
Continental Estates Manufactured Housing Community                   385                 84%              79%              70%
  Davison, MI
Continental North Manufactured Housing Community                     474                 89%              84%              75%
  Davison, MI
Country Acres Mobile Village                                         182                 96%              95%              93%
  Cadillac, MI
Country Meadows Mobile Village                                       577                 99%              98%              94%
  Flat Rock, MI
Countryside Village Manufactured Housing Community                   359                 98%              96%              91%
  Perry, MI
Creekwood Meadows Mobile Home Park                                   336                 88%              85%              74%
  Burton, MI
Cutler Estates Mobile Village                                        259                 97%              96%              90%
  Grand Rapids, MI
Davison East Manufactured Housing Community                          190                 80%              88%              81%
  Davison, MI
Falcon Pointe (8)                                                     62                 (3)              (3)              26%(8)
  East Lansing, MI
Fisherman's Cove Manufactured Housing Community                      162                 95%              94%              90%
  Flint, MI
Grand Mobile Estates                                                 230                 93%              95%              89%
  Grand Rapids, MI
Hamlin Manufactured Housing Community (4)                            170                 99%              85%(4)           88%(4)
  Webberville, MI
Kensington Meadows Mobile Home Park                                  290                 98%              92%              84%
  Lansing, MI
Kings Court Mobile Village                                           639                 100%             98%              97%
  Traverse City, MI
Knollwood Estates                                                    161                 97%              94%              89%
  Allendale, MI
Lafayette Place                                                      254                 97%              98%              96%
  Metro Detroit, MI
Lincoln Estates Mobile Home Park                                     191                 96%,             95%              95%
  Holland, MI
Meadow Lake Estates Manufactured Housing Community                   425                100%              97%              93%
  White Lake, MI
Meadowbrook Estates Manufactured Housing Community                   453                 98%              97%              96%
  Monroe, MI
Presidential Estates Mobile Village                                  364                 99%              95%              89%
  Hudsonville, MI
Richmond Place                                                       117                 97%             100%             100%
  Metro Detroit, MI
River Haven Village                                                  721                 78%              79%              77%
  Grand Haven, MI
Scio Farms Estates                                                   913                 99%              99%              98%
  Ann Arbor, MI
Sherman Oaks Manufactured Housing Community                          366                 97%              94%              88%
  Jackson, MI
St. Clair Place                                                      100                100%             99%              98%
  Metro Detroit, MI
Sunset Ridge (8)                                                     144                 13%(8)           45%(8)           71%(8)
  Portland Township, MI

                                                                  DEVELOPED           OCCUPANCY        OCCUPANCY        OCCUPANCY
                                                                 SITES AS OF            AS OF            AS OF            AS OF
                  PROPERTY AND LOCATION                          12/31/2003          12/31/01(1)      12/31/02(1)      12/31/03(1)
                  ---------------------                          -----------         -----------      -----------      -----------
Timberline Estates Manufactured Housing Community                    296                 96%              94%              90%
  Grand Rapids, MI
Town & Country Mobile Village                                        192                 99%              99%              99%
  Traverse City, MI
Village Trails                                                       100                 77%              80%              71%
  Howard City,  MI
White Lake Mobile Home Village (4)                                   315                 85%(4)           96%              96%
  White Lake, MI
White Oak Estates                                                    480                 88%              86%              84%
  Mt. Morris, MI
Windham Hills Estates (4)                                            402                 91%              82%(4)           73%(4)
  Jackson, MI
Woodhaven Place                                                      220                100%              98%              98%
                                                                  ------                ---              ---              ---
  Metro Detroit, MI
MICHIGAN TOTAl                                                    12,843                 94%              92%              88%
                                                                  ======                ===              ===              ===

INDIANA
Brookside Mobile Home Village                                        570                 93%              88%              81%
  Goshen, IN
Carrington Pointe                                                    320                 81%              81%              78%
  Ft. Wayne, IN
Clear Water Mobile Village                                           227                 90%              86%              78%
  South Bend, IN
Cobus Green Mobile Home Park                                         386                 87%              81%              75%
  Elkhart, IN
Deerfield Run Manufactured Home Community (4)                        175                 60%(4)           73%(4)           73%(4)
  Anderson, IN
Four Seasons Mobile Home Park                                        218                 98%              95%              94%
  Elkhart, IN
Holiday Mobile Home Village                                          326                 97%              95%              93%
  Elkhart, IN
Liberty Farms Communities                                            220                 98%              99%              98%
  Valparaiso, IN
Maplewood Mobile Home Park                                           207                 91%              97%              88%
  Lawrence, IN
Meadows Mobile Home Park                                             330                 89%              85%              79%
  Nappanee, IN
Pebble Creek(8) (9)                                                  258                 (9)              76%(8)           79%(8)
  Greenwood, IN
Pine Hills Mobile Home Subdivision                                   129                 96%              95%              84%
  Middlebury, IN
Roxbury Park                                                         398                 92%              94%              94%
  Goshen, IN
Timberbrook Mobile Home Park                                         567                 90%              84%              75%
  Bristol, IN
Valley Brook Mobile Home Park                                        799                 95%              88%              85%
  Indianapolis, IN
West Glen Village Mobile Home Park                                   552                 98%              96%              88%
  Indianapolis, IN
Woodlake Estates (4)                                                 338                 69%(4)           72%(4)           62%(4)
  Ft. Wayne, IN
Woods Edge Mobile Village (4)                                        598                 84%(4)           74%(4)           71%(4)
                                                                     ---                 --               --               --
  West Lafayette, IN

INDIANA TOTAL                                                      6,618                 90%              86%              81%
                                                                  ======                 ==               ==               ==

                                                                  DEVELOPED           OCCUPANCY        OCCUPANCY        OCCUPANCY
                                                                 SITES AS OF            AS OF            AS OF            AS OF
                  PROPERTY AND LOCATION                          12/31/2003          12/31/01(1)      12/31/02(1)      12/31/03(1)
                  ---------------------                          -----------         -----------      -----------      -----------
OTHER
Apple Creek Manufactured Home Community and Self Storage             176                 91%              94%              93%
  Cincinnati, OH
Autumn Ridge Mobile Home Park                                        413                 99%              98%              98%
   Ankeny, IA
Bell Crossing Manufactured Home Community (4)                        239                 53%(4)           41%(4)           33%(4)
  Clarksville, TN
Boulder Ridge (4)                                                    527                 98%              85%(4)           69%(4)
  Pflugerville, TX
Branch Creek Estates                                                 392                100%              98%              95%
  Austin, TX
Byrne Hill Village Manufactured Home Community                       236                 97%              96%              100%
  Toledo, OH
Candlelight Village Mobile Home Park                                 309                 98%              95%              93%
  Chicago Heights, IL
Casa del Valle (1)                                               112/408                100%             100%             100%
  Alamo, TX
Catalina Mobile Home Park                                            462                 83%              83%              73%
  Middletown, OH
Chisholm Point Estates                                               416                 98%              94%              89%
  Pflugerville, TX
Comal Farms(8) (9)                                                   349                 (9)              43%(8)           48%(8)
  New Braunfels, TX
Creekside(8) (9)                                                      47                 (9)              66%(8)           72%(8)
  Reidsville, NC

Desert View Village (8)                                               93                 25%(8)           40%(8)           48%(8)
  West Wendover, NV
Eagle Crest (8)                                                      318                 84%(8)           97%(8)           62%(8)
  Firestone, CO
East Fork(8) (9)                                                     197                 (9)             88%(8)           79%(8)
  Batavia, OH
Edwardsville Mobile Home Park                                        634                 97%              92%              84%
  Edwardsville, KS
Forest Meadows                                                        76                 83%              92%              91%
  Philomath, OR
Glen Laurel(8) (9)                                                   261                 (9)             18%(8)            25%(8)
  Concord, NC
High Pointe                                                          411                 93%              95%              93%
  Frederica, DE
Kenwood RV and Mobile Home Plaza (7) (1)                          36/289                100%             100%             100%
  LaFeria, TX
Meadowbrook(8) (9)                                                   177                 (9)              80%(8)           76%(8)
  Charlotte, NC

North Point Estates (8)                                              108                 38%(8)           50%(8)           35%(8)
   Pueblo, CO
Oak Crest (8)                                                        335                 (2)             84%(8)           63%(8)
   Austin, TX
Oakwood Village (4)                                                  511                 73%(4)           74%(4)           77%(4)
  Dayton, OH
Orchard Lake Manufactured Home Community                             147                 97%              97%              97%
  Cincinnati, OH

                                                                  DEVELOPED           OCCUPANCY        OCCUPANCY        OCCUPANCY
                                                                 SITES AS OF            AS OF            AS OF            AS OF
                  PROPERTY AND LOCATION                          12/31/2003          12/31/01(1)      12/31/02(1)      12/31/03(1)
                  ---------------------                          -----------         -----------      -----------      -----------
Pecan Branch (8)                                                     69                  67%(8)           74%(8)           83%(8)
  Williamson County, TX
Pheasant Ridge                                                       553                 (2)              99%             100%
   Manor Township, PA
Pin Oak Parc Mobile Home Park                                        502                 99%              97%              95%
  O'Fallon, MO
Pine Ridge Mobile Home Park                                          245                 98%              95%              94%
  Petersburg, VA
River Ranch (8) (9)                                                  121                 (9)              (8)              15%(8)
   Austin, TX
River Ridge (8)                                                      337                 (2)              89%(8)           85%(8)
   Austin, TX
Saddle Brook (8)                                                     258                 (2)             39%(8)           40%(8)
   Austin, TX
Sea Air (7)  (1)                                                 370/527                 99%             100%              99%
  Rehoboth Beach, DE
Snow to Sun (7)  (1)                                             177/492                100%              99%             100%
  Weslaco, TX
Southfork Mobile Home Park                                           477                 95%              90%              84%
  Belton, MO
Stonebridge(8) (9)                                                   340                 (9)              83%(8)           59%(8)
  San Antonio, TX

Summit Ridge(8) (9)                                                  252                 (9)              91%(8)           56%(8)
  Converse, TX
Sunset Ridge(8) (9)                                                  173                 (9)              71%(8)           69%(8)
  Kyle TX
Sun Villa Estates                                                    324                100%              99%              99%
  Reno, NV
Timber Ridge Mobile Home Park                                        585                 99%              98%              97%
  Ft. Collins, CO
Westbrook Village (6)                                                344                 99%              97%              93%
  Toledo, OH
Westbrook Senior Village                                             112                 94%              99%              99%
  Toledo, OH
Willowbrook Place                                                    266                 98%              98%              96%
  Toledo, OH
Woodlake Trails(8) (9)                                               133                 (9)              44%(8)           79%(8)
  San Antonio, TX
Woodland Park Estates                                                399                 98%              94%              92%
  Eugene, OR
Woodside Terrace Manufactured Home Community                         439                 98%              96%              95%
  Holland, OH
Worthington Arms Mobile Home Park                                    224                 99%              96%              96%
                                                                  ------                 --               --               --
  Delaware, OH
OTHER TOTAL                                                       14,703                 93%              86%              81%
                                                                  ======                 ==               ==               ==

SOUTHEAST
FLORIDA
Arbor Terrace RV Park                                                402                 (5)              (5)              (5)
  Bradenton, FL
Ariana Village Mobile Home Park                                      208                 86%              88%              88%
  Lakeland, FL
Bonita Lake Resort                                                   167                 (5)              (5)              (5)
  Bonita Springs, FL

                                                                  DEVELOPED           OCCUPANCY        OCCUPANCY        OCCUPANCY
                                                                 SITES AS OF            AS OF            AS OF            AS OF
                  PROPERTY AND LOCATION                          12/31/2003          12/31/01(1)      12/31/02(1)      12/31/03(1)
                  ---------------------                          -----------         -----------      -----------      -----------
Buttonwood Bay (7) (1)                                           407/942                100%             100%             100%
   Sebring, FL
Gold Coaster Manufactured Home Community (7) (1)                 323/546                100%              98%             100%
  Florida City, FL
Groves RV Resort                                                     298                 (5)              (5)              (5)
  Lee County, FL
Holly Forest Estates                                                 402                100%             100%             100%
  Holly Hill, FL
Indian Creek Park (7) (1)                                       353/1534                100%             100%             100%
  Ft. Myers Beach, FL
Island Lakes Mobile Home Park                                        301                100%             100%             100%
  Merritt Island, FL
Kings Lake Mobile Home Park                                          245                 99%             100%             100%
  Debary, FL
Lake Juliana Landings Mobile Home Park                               285                 74%              77%              81%
  Auburndale, FL
Lake San Marino RV Park                                              412                 (5)              (5)              (5)
  Naples, FL
Leesburg Landing                                                     95                  68%              69%              73%
  Lake County, FL
Meadowbrook Village Mobile Home Park                                 257                 99%              99%              98%
  Tampa, FL
Orange Tree Village Mobile Home Park                                 246                100%             100%             100%
  Orange City, FL
Royal Country Mobile Home Park                                       864                 99%              100%             100%
  Miami, FL
Saddle Oak Club Mobile Home Park                                     376                100%             100%             100%
  Ocala, FL
Siesta Bay RV Park                                                   839                 (5)              (5)              (5)
  Ft. Myers Beach, FL
Silver Star Mobile Village                                           408                 98%              99%              98%
  Orlando, FL
Water Oak Country Club Estates                                       884                100%             100%             100%
  Lady Lake, FL                                                   ------                ---              ---              ---
Florida Total                                                      9,711                 96%              97%              98%
                                                                  ======                ===              ===              ===

TOTAL/AVERAGE                                                     43,875                 93%              90%              86%
                                                                  ======                ===              ===              ===
TOTAL STABILIZED COMMUNITIES                                      39,678                 94%              92%              89%
                                                                  ======                ===              ===              ===
TOTAL DEVELOPMENT COMMUNITIES                                      4,197                 45%              65%              59%
                                                                  ======                ===              ===              ===

(1) Occupancy percentage relates to manufactured housing sites, excluding recreational vehicle sites. Data presented MH Sites/Total Sites.

(2)      Acquired in 2002.

(3)      Acquired in 2003.

(4) Occupancy in these properties reflects the fact that these communities are in their initial lease-up phase following an expansion.

(5)      This Property contains only recreational vehicle sites.

(6) The Company formerly leased this Property and the Company purchased this Property in January 2004.

(7)      This Property contains recreational vehicle sites.

(8) Occupancy in these properties reflects the fact that these communities are newly developed from the ground up.

(9) This Property is owned by an affiliate of Sunchamp LLC, an entity in which the Company owns approximately a 66 percent equity interest as of December 31, 2003. Prior to 2002, the Company held a minority interest in Sunchamp LLC and, therefore, did not treat this Property as a Property owned by the Company. As a result, the Company did not report any information in respect of this Property for such periods.

         Leases. The typical lease we enter into with a tenant for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties, or, in some instances, as provided by statute. In some cases, leases are for one-year terms, with up to ten renewal options exercisable by the tenant, with rent adjusted for increases in the consumer price index. These leases are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults. During the past five years, on average
3.3 percent of the homes in our communities have been removed by their owners and 7.8 percent of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The small percentage of homes removed from our communities is impacted by the $3,000 to $8,000 cost to move a home. The above experience can be summarized as follows: the average resident remains in our communities for approximately nine years, while the average home, which gives rise to the rental stream, remains in our communities for approximately thirty years. See "Regulations and Insurance."

ITEM 3. LEGAL PROCEEDINGS

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

         Not applicable

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

         There is no established public market for any class of the Company's equity securities. On March 1, 2004, partnership units of the Company were held by approximately 110 holders of record.

         The General Partner's Common Stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993 under the symbol "SUI." On March 1, 2004, the closing sales price of the Common Stock was $40.97 and the Common Stock was held by approximately 608 holders of record. The following table sets forth the high and low closing sales prices per share for the Common Stock for the periods indicated as reported by the NYSE and the distributions paid by the General Partner with respect to each such period (we paid equivalent distributions per common operating partnership unit to our limited partners during such periods).

                                                       High           Low                 Distribution
                                                      -------        -----                ------------
FISCAL YEAR ENDED DECEMBER 31, 2002
     First Quarter of 2002                             40.19         36.73                    0.55
     Second Quarter of 2002                            42.60         39.00                    0.58
     Third Quarter of 2002                             41.93         33.50                    0.58
     Fourth Quarter of 2002                            37.00         32.25                    0.58

FISCAL YEAR ENDED DECEMBER 31, 2003
     First Quarter of 2003                             37.92         32.87                    0.58
     Second Quarter of 2003                            40.46         35.75                    0.61
     Third Quarter of 2003                             41.00         37.56                    0.61
     Fourth Quarter of 2003                            40.65         35.78                    0.61

RECENT SALES OF UNREGISTERED SECURITIES

         On January 2, 2003, we issued 41,700 Series B-3 Preferred Units to the members of Willowbrook Co., Ltd, paid approximately $0.9 million in cash and assumed approximately $1.6 million of debt, which was immediately retired, in exchange for property with a net agreed upon value of $6.6 million. On January 5, 2004, we issued 47,250 Series B-3 Preferred Units to the members of Westbrook Co., Ltd, paid approximately $1.2 million in cash and assumed approximately $4.2 million of debt, which was immediately retired, in exchange for property with a net agreed upon value of $10.1 million. Holders of the Series B-3 Units may redeem the Series B-3 Units (a) within the ninety (90) day period following each of the fifth, sixth, seventh, eighth, ninth and tenth anniversaries of the issuance date, (b) in the event of the death of a holder, and (c) at any time after the tenth anniversary. The redemption price is $100 per Series B-3 Unit. We have the right to redeem the Series B-3 Units at any time after the tenth anniversary.

         In 2003, our General Partner issued an aggregate of 97,416 shares of its common stock upon conversion of an aggregate of 97,416 partnership units.

         All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

         EQUITY COMPENSATION PLAN INFORMATION

                  The following table reflects information about the securities authorized for issuance under our General Partner's equity compensation plans as of December 31, 2003.

----------------------------    --------------------   ---------------------   -----------------------
                                         (a)                   (b)                       (c)
----------------------------    --------------------   ---------------------   -----------------------
                                                                                 NUMBER OF SECURITIES
                                                                               REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES                            FUTURE ISSUANCE UNDER
                                  TO BE ISSUED UPON      WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                     EXERCISE OF         EXERCISE PRICE OF         PLANS (EXCLUDING
                                OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
            PLAN CATEGORY        WARRANTS AND RIGHTS    WARRANTS AND RIGHTS           COLUMN a)
----------------------------    --------------------   ---------------------   -----------------------
Equity compensation                    723,094                $29.04                   364,513
plans approved by
shareholders
----------------------------    --------------------   ---------------------   -----------------------
Equity compensation
plans not approved
by shareholders (1)                    87,657                 $32.75                          0
----------------------------    --------------------   ---------------------   -----------------------
            TOTAL                     810,751                 $29.44                    364,513
----------------------------    --------------------   ---------------------   -----------------------

(1) On May 29, 1997, our General Partner established a Long Term Incentive Plan (the "LTIP") pursuant to which all full-time salaried and full-time commission only employees of the General Partner, excluding the General Partner's officers, were entitled to receive options to purchase shares of the General Partner's common stock at $32.75 per share (i.e., the average of the highest and lowest selling prices for the common stock on May 29, 1997), on January 31, 2002. In accordance with the terms of the LTIP, (a) the General Partner granted the eligible participants options to purchase 167,918 shares of common stock; and (b) each eligible participant received an option to purchase a number of shares of common stock equal to the product of 167,918 and the quotient derived by dividing such participant's total compensation during the period beginning on January 1, 1997 and ending on December 31, 2001 (the "Award Period") by the aggregate compensation of all of the eligible participants during the Award Period.

ITEM 6. SELECTED FINANCIAL DATA

                                                                          YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------
                                                   2003 (c)       2002 (b)       2001 (b)       2000 (b)        1999 (b)
                                                  ----------     ----------     ----------     ----------     ----------
                                                                (amounts in thousands except for per unit)
REVENUES
Income from rental property                       $  159,115     $  149,875     $  136,969     $  129,279     $  122,385
Revenues from home sales                              19,516              -              -              -              -
Ancillary revenue, net                                 3,409              -              -              -              -
Interest                                              11,354          7,990         10,305          9,386          6,101
Other income (loss)                                   (4,256)         2,304          3,695          4,112          1,703
                                                  ----------     ----------     ----------     ----------     ----------
   Total revenues                                    189,138        160,169        150,969        142,777        130,189

COSTS AND EXPENSES
Property operating and maintenance                    39,837         33,751         29,258         27,832         26,574
Cost of home sales                                    13,879              -              -              -              -
Real estate taxes                                     11,746         10,217          9,162          8,768          8,579
Selling, general and administrative                   18,181          7,722          7,373          7,013          6,320
Depreciation and amortization                         44,120         37,900         32,716         29,900         27,829
Interest                                              36,680         32,375         31,016         29,651         27,289
                                                  ----------     ----------     ----------     ----------     ----------
   Total expenses                                    164,443        121,965        109,525        103,164         96,591
    Equity income (loss) from affiliates                 667        (16,627)(a)        131            607          1,726
                                                  ----------     ----------     ----------     ----------     ----------
Income from operations                                25,362         21,577         41,575         40,220         35,324
Less distributions to Preferred OP Units               8,537          7,803          8,131          7,826          3,663
                                                  ----------     ----------     ----------     ----------     ----------
 Income from continuing operations, net               16,825         13,774         33,444         32,394         31,661
 Income from discontinued operations                  10,163          1,863          5,671          6,084          2,111
                                                  ----------     ----------     ----------     ----------     ----------
 Earnings attributable to OP Units                $   26,988     $   15,637     $   39,115     $   38,478     $   33,772
                                                  ==========     ==========     ==========     ==========     ==========
 Earnings attributable to:
     Continuing Operations:
          General Partner                         $   13,742     $   11,972     $   28,425     $   27,383     $   27,156
          Limited Partner                              3,083          1,802          5,019          5,011          4,505
     Discontinued Operations:
          General Partner                         $    9,972     $    1,620     $    5,485     $    5,911     $    1,933
          Limited Partner                                191            243            186            173            178
                                                  ----------     ----------     ----------     ----------     ----------
                                                  $   26,988     $   15,637     $   39,115     $   38,478     $   33,772
                                                  ==========     ==========     ==========     ==========     ==========
Weighted average OP Unit outstanding:
    Basic                                             20,717         20,177         19,907         19,999         19,961
                                                  ==========     ==========     ==========     ==========     ==========
    Diluted                                           20,856         20,363         20,089         20,085         20,113
                                                  ==========     ==========     ==========     ==========     ==========
 Basic earnings per OP Unit outstanding:
    Continuing operations                         $     0.81     $     0.68     $     1.68     $     1.62     $     1.59
    Discontinued operations                             0.49           0.09           0.28           0.30           0.10
                                                  ----------     ----------     ----------     ----------     ----------
    Earnings attributable to OP Units             $     1.30     $     0.77     $     1.96     $     1.92     $     1.69
                                                  ==========     ==========     ==========     ==========     ==========
 Diluted earnings per OP Unit outstanding:
    Continuing operations                         $     0.80     $     0.68     $     1.67     $     1.62     $     1.58
    Discontinued operations                             0.49           0.09           0.28           0.30           0.10
                                                  ----------     ----------     ----------     ----------     ----------
    Earnings attributable to OP Units             $     1.29     $     0.77     $     1.95     $     1.92     $     1.68
                                                  ==========     ==========     ==========     ==========     ==========
 Distribution per OP Unit                               2.41           2.29           2.18           2.10           2.02
                                                  ==========     ==========     ==========     ==========     ==========

                SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP



                                                    YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------------
                                    2003              2002              2001             2000
                                 ----------        ----------        ----------        ----------
                                          (In thousands except for per unit and other data)
BALANCE SHEET DATA:
Rental property,                 $1,220,405        $1,174,837        $  969,936        $  867,377
before accumulated
     depreciation
Total assets                     $1,221,574        $1,163,976        $  994,449        $  966,628
Total debt                       $  773,328        $  667,373        $  495,198        $  464,508
Redeemable                       $     --          $   53,978        $   43,958        $   39,347
Preferred OP Units
Partners' capital                $  423,413        $  418,044  (d)   $  428,681 (d)    $  437,630 (d)
OTHER DATA (AT END OF PERIOD):
Total properties                        127               129               116               109
Total Sites                          43,875            43,959            40,544            38,282



     (a) Included in equity income (loss) from affiliates in 2002 is a $13.6 million valuation adjustment of the Company's investment in Origen.

     (b) Revenues and expenses for the years ended December 31, 2002, 2001, 2000 and 1999 have been restated to reflect the reclassifications required under SFAS No. 144 for the four properties sold in 2003.

     (c) Selected financial data for 2003 includes amounts from SHS which was consolidated during 2003.

     (d) $2.6 million of officers' notes was reclassified from notes and other receivables to partners' capital.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

         The Company owns, operates, develops and finances manufactured housing communities concentrated in the midwestern and southeastern United States. Sun Communities, Inc. ("General Partner), a self-administered and self-managed Real Estate Investment Trust is the sole general partner of the Company. As of December 31, 2003, the Company owned and operated a portfolio of 127 developed properties located in seventeen states, including 115 manufactured housing communities, five recreational vehicle communities, and seven properties containing both manufactured housing and recreational vehicle sites.

         During 2003, the Company acquired one manufactured housing community located in East Lansing, Michigan, comprising 62 developed sites and 182 sites suitable for development for $4.5 million, and the Company sold four manufactured housing communities located in Michigan and Illinois which comprised 731 sites for $24.8 million.

         The Company has been experiencing increased vacancies due primarily to the glut of repossessed homes caused by lax credit standards in the mid to late 1990's. As lenders recognize their problems and repossess homes, the Company's vacancies rise. Industry estimates are that such conditions are abating and the number of repossessed homes in 2004 will approximate 60,000, roughly one-half of the number in recent years. This abatement should have positive effects on new home sales which fill sites in the Company's communities.

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

         Derivative Instruments and Hedging Activities. The Company has entered into three interest rate swap agreements to offset interest rate risk. The Company does not enter into derivative transactions for speculative purposes. The Company adjusts its balance sheet on an ongoing quarterly basis to reflect current fair market value of its derivatives. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings over time and occurs when the hedged items are also recognized in earnings. The Company uses standard market conventions to determine the fair values of derivative instruments, including the quoted market prices or quotes from brokers or dealers for the same or similar instruments. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

         Deferred Tax Assets. SHS currently has significant deferred tax assets, which are subject to periodic recoverability assessments. SHS has recognized deferred tax assets of $2.0 million, net of a valuation reserve of $3.0 million. Realization of these deferred tax assets is principally dependent upon SHS's achievement of expected future taxable income. Judgments regarding future profitability may change due to future market conditions, SHS's ability to continue to successfully execute its business plan, and other factors.

RESULTS OF OPERATIONS

Comparison of year ended December 31, 2003 to year ended December 31, 2002

         For the year ended December 31, 2003, income from operations increased by $3.8 million from $21.6 million to $25.4 million, when compared to the year ended December 31, 2002. The increase was due to increased revenues of $29.0 million and increased results from affiliates of $17.3 million partially offset by increased expenses of $42.5 million. The year 2003 included SHS on a consolidated basis as discussed below.

         Income from rental property increased by $9.2 million from $149.9 million to $159.1 million, or 6.2 percent, due to rent increases and other community revenues ($3.4 million) and acquisitions ($5.8 million).

         Interest income increased by $3.4 million from $8.0 million to $11.4 million, or 42.1 percent, due principally to larger outstanding balances of notes and investments at higher rates of interest.

         Other operating income decreased by $6.6 million from $2.3 million to ($4.3) million, due primarily to reduced development fee income and a $4.9 million write down of an impaired asset.

         The remaining revenue increases of $22.9 million relate to the consolidation of Sun Home Services which is discussed in detail below.

         Property operating and maintenance expenses increased by $6.1 million from $33.7 million to $39.8 million, or 18.0 percent. The increase was primarily due to increases in utility costs ($1.8 million) and increases in repair and maintenance expenses ($1.3 million). Acquisitions during 2002 and the consolidation of SunChamp properties accounted for the remaining increase of $3.0 million.

         Real estate taxes increased by $1.5 million from $10.2 million to $11.7 million, or 15.0 percent due to acquisitions made in 2002 ($0.7 million) and increases in assessments and tax rate ($0.8 million).

         Selling, general, and administrative expenses increased by $10.4 million from $7.7 million to $18.1 million, due to the consolidation of Sun Home Services ($7.6 million), professional fees ($0.4 million), expenses related to office relocation ($0.2 million), Michigan Single Business tax ($0.2 million), compensation expenses, including benefits, primarily related to the SunChamp acquisition and a systems conversion ($1.7 million), and assorted other minor increases ($0.3 million).

         Depreciation and amortization increased by $6.2 million from $37.9 million to $44.1 million, or 16.4 percent, due primarily to the consolidation of Sun Home Services ($1.0 million) and additional investment in rental property.

         Interest expense increased by $4.3 million from $32.4 million to $36.7 million, or 13.3 percent, due to increased debt levels partially offset by lower interest rates ($1.5 million), decreased capitalized interest ($0.8 million), an increase in financing costs ($0.6 million), and an increase in interest rates related to fixing rates on $75.0 million of debt ($2.7 million). These increases were partially offset by $1.3 million of income related primarily to the change in market value of an interest rate swap contract that does not qualify for hedge accounting.

         Equity income from affiliates of $0.7 million represents the Company's one-third interest in the operations of Origen for its initial operating period after a recapitalization in October, 2003.

         The remaining expense increase of $13.9 million relates to the consolidation of Sun Home Services which is discussed in detail below.

Sun Home Services

         Prior to January 1, 2003, the results of operations of Sun Home Services were accounted for using the equity method and reported as a single line item called equity in income from affiliates. As the Company is the primary beneficiary of the results of operations of Sun Home Services, it is appropriate to consolidate Sun Home Services at December 31, 2003. This has no effect on previously reported net income.

         The following table summarizes certain financial and statistical data for Sun Home Services for the years ended December 31, 2003 and 2002:

                                                                  INCREASE/
                                          2003         2002      (DECREASE)    PERCENT CHANGE
                                        --------     --------    ----------    --------------
                                                    (Pro Forma)
New home sales revenues                 $ 13,169     $ 15,890     $ (2,721)          (17.1%)
Cost of sales                              9,159       12,907       (3,748)          (29.0%)
                                        --------     --------     --------        --------
Gross profit                               4,010        2,983        1,027            34.4%
                                        ========     ========     ========        ========
Pre-owned home sales revenues           $  6,347     $  3,214     $  3,133            97.5%
Cost of sales                              4,720        2,586        2,134            82.5%
                                        --------     --------     --------        --------
Gross profit                               1,627          628          999           159.1%
                                        ========     ========     ========        ========
Ancillary revenue, net                  $  3,409     $  1,519     $  1,890           124.4%
                                        ========     ========     ========        ========
Home sales volumes:
     New homes                               257          286          (29)          (10.1%)
     Pre-owned homes                         283          174          109            62.6%

         New home sales declined by 10.1 percent, while revenues and costs of sales declined by 17.1 percent and 29.0 percent, respectively. Gross profit increased by 34.4 percent as cost of sales declined by more than revenues due to the purchase of new homes at a substantial discount. Pre-owned home unit sales increased by 62.6 percent while revenues and cost of sales increased by 97.5 percent and 82.5 percent, respectively. Gross profit increased by 159.1 percent as revenues grew more than cost of sales due to strong demand for the value in pre-owned homes.

         The increase in ancillary revenue, net, is primarily due to increased activity in the Company's rental home program.

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         For the year ended December 31, 2002, income from operations decreased by $20.0 million from $41.6 million to $21.6 million, when compared to the year ended December 31, 2001. The decrease was due to increased expenses of $12.5 million, increased revenues of $9.2 million and increased loss from affiliates of $16.7 million as described in more detail below.

         Income from rental property increased by $12.9 million from $137.0 million to $149.9 million, or 9.4 percent, due to rent increases and other community revenues ($5.9 million) and acquisitions ($7.0 million).

         Interest income decreased by $2.3 million from $10.3 million to $8.0 million, or 22.5 percent, due primarily to a decrease in interest earning notes and receivables.

         Other income decreased by $1.4 million from $3.7 million to $2.3 million, or 37.8 percent, due primarily to reduced development fee income.

         Property operating and maintenance expenses increased by $4.4 million from $29.3 million to $33.7 million, or 15.0 percent, due to acquired communities ($1.9 million) and increases in costs including payroll ($1.2 million), workers' compensation ($0.5 million), and cable television ($0.3 million), and other expenses ($0.5 million).

         Real estate taxes increased by $1.0 million from $9.2 million to $10.2 million, or 11.5 percent due to acquired communities ($0.5 million) and changes in certain assessments.

         General and administrative expenses increased by $0.3 million from $7.4 million to $7.7 million, representing 4.8 percent and 4.9 percent of total revenues in 2002 and 2001, respectively.

         Depreciation and amortization increased by $5.2 million from $32.7 million to $37.9 million, due primarily to the net additional investments in rental properties.

         Interest expense increased by $1.4 million from $31.0 million to $32.4 million due primarily to financing additional investments in rental property ($6.0 million), offset by decreasing rates on variable rate debt ($4.9 million).

         Equity loss from affiliates increased by $16.7 million from income of $0.1 million to a loss of $16.6 million primarily due to equity losses at SHS ($0.7 million), SunChamp ($0.4 million) and Origen ($1.7 million) and the valuation adjustment of the Company's investment in Origen ($13.6 million) and a technology investment ($0.3 million).

SAME PROPERTY INFORMATION

         The following table reflects property-level financial information as of and for the years ended December 31, 2003 and 2002. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2002 and December 31, 2003. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for properties acquired after January 1, 2002 and new development communities.

                                                       SAME PROPERTY (3)                    TOTAL PORTFOLIO
                                                  ----------------------------        ----------------------------
                                                     2003              2002             2003              2002
                                                  ----------        ----------        ----------        ----------
                                                         (in thousands)                      (in thousands)
Income from property                              $  135,220        $  132,100        $  159,115        $  149,875
                                                  ----------        ----------        ----------        ----------
Property operating expenses
     Property operating and maintenance               26,663            24,865            39,837            33,751
     Real estate taxes                                10,578             9,892            11,746            10,217
                                                  ----------        ----------        ----------        ----------
            Property operating expenses               37,241            34,757            51,583            43,968
                                                  ----------        ----------        ----------        ----------
Property net operating income (2)                 $   97,979        $   97,343        $  107,532        $  105,907
                                                  ==========        ==========        ==========        ==========
Number of properties                                     105               105               127               129
Developed sites                                       38,255            38,253            43,875            43,959
Occupied sites                                        33,533            34,514            36,361            38,940
Occupancy %                                             89.1%             92.0%             86.1%             89.9%
Weighted Average monthly rent per site            $      328 (1)     $      315 (1)   $      328 (1)    $      315 (1)
Sites available for development                        1,545             2,018             6,756             7,642
Sites planned for development in next year                30                99               258               175

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

(3) Same property information does not include properties sold during the year ended December 31, 2003.

On a same property basis, property net operating income increased by $0.6 million from $97.3 million to $97.9 million, or 0.6 percent. Income from property increased by $3.1 million from $132.1 million to $135.2 million, or 2.3 percent, due primarily to increases in rents including water and property tax pass through.

Property operating expenses increased by $1.8 million from $24.9 million to $26.7 million, or 7.2 percent, due to increases in real estate taxes ($0.7 million), repair and maintenance ($0.9 million), and payroll ($0.2 million).

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

         The Company plans to invest approximately $5 million in developments consisting of expansions to existing communities and the new or continuing development of new communities. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

         Furthermore, the Company expects to invest in the range of $20 to $40 million in the acquisition of individual properties in 2004, depending upon market conditions. The Company plans to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

         Cash and cash equivalents increased by $21.4 million to $24.1 million at December 31, 2003 compared to $2.7 million at December 31, 2002 due to the net proceeds received from the sale of four properties. Net cash provided by operating activities increased by $12.3 million to $63.3 million for the year ended December 31, 2003 compared to $51.0 million for the year ended December 31, 2002. The increase resulted primarily from increased net income, higher depreciation, the effect of consolidating SHS, and changes in other miscellaneous asset and liabilities accounts.

         The Company's net cash flows provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in the Company's markets; (b) lower occupancy rates of the Properties; (c) increased operating costs, including insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company's tenants; and (d) decreased sales of manufactured homes. See "Factors that May Affect Future Results."

         In October 2003, the Company acquired a community in East Lansing, MI and financed the acquisition with a mortgage for $2.3 million and the remainder in cash.

         The Company entered into a $25 million loan facility in September of 2003, of which $25 million was available to be borrowed at December 31, 2003. Borrowings bear an interest rate of Federal Funds Effective Rate plus .85% and mature on March 24, 2004.

         In April 2003 the Company issued $150 million of 5.75 percent senior notes, due April 15, 2010, and used the proceeds from the offering to retire the bridge loan of $48 million and senior notes of $85 million which matured on April 30 and May 1, 2003, respectively. The remaining proceeds paid down the Company's line of credit.

         The Company has a $105 million unsecured line of credit facility, which matures in July 2005, with a one-year optional extension. At December 31, 2003, the average interest rate of outstanding borrowings under the line of credit was 2.05%, $99 million was outstanding and $6 million was available to be drawn under the facility. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at December 31, 2003.

         The Company's primary long-term liquidity needs are principal payments on outstanding indebtedness. At December 31, 2003, the Company's outstanding contractual obligations were as follows:

                                                                          PAYMENTS DUE BY PERIOD
                                                                            (IN THOUSANDS)
                                                     ----------------------------------------------------------

CONTRACTUAL CASH OBLIGATIONS            TOTAL DUE       1 YEAR       2-3 YEARS      4-5 YEARS     AFTER 5 YEARS
                                      ------------   ------------   ------------   ------------   -------------
Line of credit                        $     99,000   $          -   $     99,000   $          -   $           -
Collateralized term loan                    41,547            706          1,569         39,272               -
Collateralized term loan - FNMA            152,363              -              -              -         152,363
Senior notes (1)                           350,000              -         65,000        135,000         150,000
Mortgage notes, other                       62,664         24,823         12,276          8,008          17,557
Capitalized lease obligations                9,606          9,606              -              -               -
Redeemable Preferred OP Units               58,148              -          8,176          4,500          45,472
                                      ------------   ------------   ------------   ------------   -------------
                                      $    773,328   $     35,135   $    186,021   $    186,780   $     365,392
                                      ============   ============   ============   ============   =============

(1) The provisions of the callable/redeemable $65 million notes are such that the maturity date will likely be 2005 if the 10-year treasury rate is greater than 5.7% on May 16, 2005. The maturity is reflected in the above table based on that assumption.

         The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions and OP unit redemptions, through the issuance of debt or equity securities, including equity units in the Company, or from selective asset sales. Since 1993, the General Partner and the Company have raised, in the aggregate, nearly $1 billion from the sale of the General Partner's shares of common stock, from the issuance of OP units in the Company and from the issuance of secured and unsecured debt securities. In addition, at December 31, 2003, 92 of the Properties were unencumbered by debt, therefore, providing substantial financial flexibility. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See "Factors that May Affect Future Results". If the Company is unable to obtain additional equity or debt financing on acceptable terms, the Company's business, results of operations and financial condition will be harmed.

         Included in the Balance Sheet are $35.8 million of Preferred OP Units which would require collateralization were the Company to no longer be classified as investment grade by the rating agencies.

         At December 31, 2003, the Company's debt to total market capitalization approximated 46.0 percent. The debt has a weighted average maturity of approximately 4.6 years and a weighted average interest rate of 5.4 percent.

         Capital expenditures for the years ended December 31, 2003 and 2002 included recurring capital expenditures of $6.5 million (excluding $1.7 million related to a main office relocation and $3.4 million related to a software conversion) and $7.1 million, respectively.

         Net cash used in investing activities was $59.3 million for the year ended December 31, 2003 compared to $169.2 million in the prior year. The differences are due to: decreased investment in rental properties of $37.0 million; increased proceeds from property disposition of $19.2 million; increased repayments of notes receivables of $49.5 million; and decreased investment in and advances to affiliates of $4.2 million. Included in proceeds from property dispositions is $22.5 million of proceeds deposited with an intermediary for Section 1031 exchange purposes. These sales proceeds will be disbursed as the Company exchanges properties under Section 1031 of the Internal Revenue Code.

         Net cash provided by financing activities was $17.4 million for the year ended December 31, 2003, compared to $116.3 million in the prior year. The differences were primarily due to changes in net proceeds from notes payable, inclusive of borrowings on line of credit, of $109.6 million, increased distributions of $2.4 million, offset by changes in capital contributions of $12.5 million and changes in payments of deferred financing costs of $0.6 million.

RATIO OF EARNINGS TO FIXED CHARGES

         The Company's ratio of earnings to fixed charges for the years ended December 31, 2003, 2002, and 2001 was 1.29:1, 1.68:1 and 1.73:1 respectively.

INFLATION

         Most of the leases allow for periodic rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease expires. Such types of leases generally minimize the risk of inflation to the Company.

SAFE HARBOR STATEMENT

         This Form 10-K contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this press release that relate to prospective events or developments are deemed to be forward-looking statements. Words such as "believes," "forecasts," "anticipates," "intends," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. These risks and uncertainties may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those referenced under the headings entitled "Factors That May Affect Future Results" or "Risk Factors" contained in this Form 10-K and the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-K speak only as of the date hereof and the Company expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company's expectations of future events.

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. The requirements of SFAS 150 generally outline that financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatorily redeemable security should be classified as a liability on the balance sheet. The Company has reclassified mandatorily redeemable preferred operating partnership units of $58.1 million into debt as of December 31, 2003. The reclassification had no effect on the Company's compliance with the covenant requirements of its credit agreements.

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

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation apply to the end of the first interim period or annual period ending after December 15, 2003 (i.e., December 31, 2003) to VIEs in which a company holds a variable interest that it acquired before February 1, 2003. The Company has consolidated SHS in its financial reporting beginning December 31, 2003.

OTHER

         Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table reconciles net income to FFO and calculates FFO data for both basic and diluted purposes for the years ended December 31, 2003, 2002, 2001 (in thousands):

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
               RECONCILIATION OF EARNINGS TO FUND FROM OPERATIONS
          (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE/OP UNIT AMOUNTS)


                                                                2003           2002         2001
                                                             --------       --------      --------
Earnings attributable to OP Units                            $ 26,988       $ 15,637      $ 39,115
Adjustments:
   Depreciation of rental property                             43,458         38,262        33,050
   Valuation adjustment (1)                                      (879)           449          --
   Allocation of SunChamp losses (2)                            4,548          1,315          --
   (Gain) loss on dispositions and impairments, net            (3,658)        13,570        (4,079)
                                                             --------       --------      --------
Funds from Operations (FFO)                                  $ 70,457       $ 69,233      $ 68,086
                                                             ========       ========      ========
FFO - Continuing Operations                                  $ 68,537       $ 67,055      $ 65,889
                                                             ========       ========      ========
FFO - Discontinued Operations                                $  1,920       $  2,178      $  2,197
                                                             ========       ========      ========

Weighted average common shares/OP Units outstanding:
          Basic                                                20,717         20,177        19,907
                                                             ========       ========      ========
          Diluted                                              20,856         20,363        20,089
                                                             ========       ========      ========

Continuing Operations:
FFO per weighted average Common Share/OP Unit - Basic        $   3.31       $   3.32      $   3.31
                                                             ========       ========      ========
FFO per weighted average Common Share/OP Unit - Diluted      $   3.29       $   3.29      $   3.28
                                                             ========       ========      ========

Discontinued Operations:
FFO per weighted average Common Share/OP Unit - Basic        $   0.09       $   0.11      $   0.11
                                                             ========       ========      ========
FFO per weighted average Common Share/OP Unit - Diluted      $   0.09       $   0.11      $   0.11
                                                             ========       ========      ========

Total Operations:
FFO per weighted average Common Share/OP Unit - Basic        $   3.40       $   3.43      $   3.42
                                                             ========       ========      ========
FFO per weighted average Common Share/OP Unit - Diluted      $   3.38       $   3.40      $   3.39
                                                             ========       ========      ========



(1) The Company entered into three interest rate swaps and an interest rate cap agreement. The valuation adjustment reflects the theoretical noncash profit and loss were those hedging transactions terminated at the balance sheet date. As the Company has no expectation of terminating the transactions prior to maturity, the net of these noncash valuation adjustments will be zero at the various maturities. As any imperfection related to hedging correlation in these swaps is reflected currently in cash as interest, the valuation adjustments are excluded from Funds from Operations. The valuation adjustment is included in interest expense.

(2) The Company acquired the equity interest of another investor in SunChamp in December 2002. Consideration consisted of a long-term note payable at net book value. Although the adjustment for the allocation of the SunChamp losses (based on SunChamp as a stand-alone entity) is not reflected in the accompanying financial statements, management believes that it is appropriate to provide for this adjustment because the Company's payment obligations with respect to the note are subordinate in all respects to the return of the members' equity (including the gross book value of the acquired equity) plus a preferred return. As a result, the losses that are allocated to the Company from SunChamp as a stand-alone entity under generally accepted accounting principles are effectively reallocated to the note for purposes of calculating Funds from Operations. At December 31, 2003, the remaining balance on the SunChamp note is approximately $0.3 million.

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

         The Company's remaining variable rate debt totals $196.6 million as of December 31, 2003 which bears interest at various LIBOR or FNMA Discounted Mortgage Backed Securities ("DMBS") rates. If LIBOR or DMBS increased or decreased by 1.0 percent during the years ended December 31, 2003 and 2002, the Company believes its interest expense would have increased or decreased by approximately $2.2 million and $1.7 million, respectively, based on the $215.3 million and $171.3 million average balance outstanding under the Company's variable rate debt facilities for the year ended December 31, 2003 and 2002, respectively.

         Additionally, the Company had $32.1 million and $27.3 million LIBOR based variable rate mortgage and other notes receivable as of December 31, 2003 and 2002. If LIBOR increased or decreased by 1.0 percent during the years ended December 31, 2003 and 2002, the Company believes interest income would have increased or decreased by approximately $0.30 million and $0.37 million, respectively, based on the $30.2 million and $36.7 million average balance outstanding on all variable rate notes receivable for the year ended December 31, 2003 and 2002, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial statements and supplementary data are filed herewith under
Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have previously reported the information required by this item in a current report on Form 8-K initially filed with the SEC on July 16, 2003, as amended by Form 8-K/A filed with the SEC on July 18, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

         (a) Under the supervision and with the participation of the General Partner's management, including the General Partner's Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Jeffrey P. Jorissen, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Form 10-K, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         (b) There have been no significant changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

         The information required by ITEMS 10, 11, 12, 13, AND 14 will be included in the General Partner's proxy statement for its 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2004

                              SUN COMMUNITIES OPERATING LIMITED
                                    PARTNERSHIP

                              By: Sun Communities, Inc., General Partner

                                  By: /s/ Gary A. Shiffman
                                      --------------------------------
                                  Gary A. Shiffman, Chief Executive Officer

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

          NAME                                      TITLE                                               DATE
          ----                                      -----                                               ----
                                     Chief Executive Officer, President and
/s/ Gary A. Shiffman                 Chairman of the Board of Directors of the                       March 15, 2004
---------------------------          General Partner
Gary A. Shiffman

                                     Executive Vice President, Chief Financial
/s/ Jeffrey P. Jorissen              Officer, Treasurer, Secretary and Principal                     March 15, 2004
---------------------------          Accounting Officer of the General Partner
Jeffrey P. Jorissen

/s/ Paul D. Lapides                  Director of the General Partner                                 March 15, 2004
---------------------------
Paul D. Lapides

/s/ Ted J. Simon                     Director of the General Partner                                 March 15, 2004
------------------
Ted J. Simon

/s/ Clunet R. Lewis                  Director of the General Partner                                 March 15, 2004
---------------------------
Clunet R. Lewis

/s/ Ronald L. Piasecki               Director of the General Partner                                 March 15, 2004
----------------------
Ronald L. Piasecki

/s/ Arthur A. Weiss                  Director of the General Partner                                 March 15, 2004
---------------------------
Arthur A. Weiss

                                  EXHIBIT INDEX

EXHIBIT                                                                                        METHOD OF
NUMBER                                     DESCRIPTION                                           FILING
------                                     -----------                                           ------
  2.1      Form of Sun Communities, Inc.'s Common Stock Certificate                               (1)
  3.1      Amended and Restated Articles of Incorporation of Sun Communities, Inc                 (1)
  3.2      Bylaws of Sun Communities, Inc.                                                        (2)
  4.1      Indenture, dated as of April 24, 1996, among Sun Communities, Inc., Sun                (3)
           Communities Operating Limited Partnership (the "Operating Partnership") and
           Bankers Trust Company, as Trustee
  4.2      Form of Note for the 2001 Notes                                                        (3)
  4.3      Form of Note for the 2003 Notes                                                        (3)
  4.4      First Supplemental Indenture, dated as of August 20, 1997, by and between the          (7)
           Operating Partnership and Bankers Trust Company, as Trustee
  4.5      Form of Medium-Term Note (Floating Rate)                                               (7)
  4.6      Form of Medium-Term Note (Fixed Rate)                                                  (7)
  4.7      Articles Supplementary of Board of Directors of Sun Communities, Inc.                  (9)
           Designating a Series of Preferred Stock and Fixing Distribution and other
           Rights in such Series
  4.8      Articles Supplementary of Board of Directors of Sun Communities, Inc.                  (11)
           Designating a Series of Preferred Stock
  10.1     Second Amended and Restated Agreement of Limited Partnership of Sun Communities        (6)
           Operating Limited Partnership
  10.2     Second Amended and Restated 1993 Stock Option Plan                                     (10)
  10.3     Amended and Restated 1993 Non-Employee Director Stock Option Plan                      (6)
  10.4     Form of Stock Option Agreement between Sun Communities, Inc. and certain               (1)
           directors, officers and other individuals#
  10.5     Form of Non-Employee Director Stock Option Agreement between Sun Communities,          (4)
           Inc. and certain directors#
  10.6     Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman#               (6)
  10.7     Amended and Restated Loan Agreement between Sun Communities Funding Limited            (7)
           Partnership and Lehman Brothers Holdings Inc.
  10.8     Amended and Restated Loan Agreement among Miami Lakes Venture Associates, Sun          (7)
           Communities Funding Limited Partnership and Lehman Brothers Holdings Inc.
  10.9     Form of Indemnification Agreement between each officer and director of Sun             (7)
           Communities, Inc. and Sun Communities, Inc.
 10.10     Loan Agreement among the Operating Partnership, Sea Breeze Limited Partnership         (7)
           and High Point Associates, LP.
 10.11     Option Agreement by and between the Operating Partnership and Sea Breeze               (7)
           Limited Partnership
 10.12     Option Agreement by and between the Operating Partnership and High Point               (7)
           Associates, LP
 10.13     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (5)
           for 94,570 shares of Common Stock
 10.14     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (5)
           for 305,430 shares of Common Stock
 10.15     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (7)
           with respect to 80,000 shares of Common Stock
 10.16     Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#            (9)
 10.17     Long Term Incentive Plan                                                               (7)

EXHIBIT                                                                                        METHOD OF
NUMBER                                     DESCRIPTION                                           FILING
------                                     -----------                                           ------
 10.18     Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A.             (9)
           Shiffman, dated June 5, 1998#
 10.19     Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P.          (9)
           Jorissen, dated June 5, 1998#
 10.20     Restricted Stock Award Agreement between Sun. Communities, Inc. and Jonathan M.        (9)
           Colman, dated June 5, 1998#
 10.21     Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W.            (9)
           Fannon, dated June 5, 1998#
 10.22     Sun Communities, Inc. 1998 Stock Purchase Plan#                                        (9)
 10.23     Facility and Guaranty Agreement among Sun Communities, Inc., the Operating             (9)
           Partnership, Certain Subsidiary Guarantors and First National Bank of Chicago,
           dated December 10, 1998
 10.24     Rights Agreement between Sun Communities, Inc. and State Street Bank and Trust         (8)
           Company, dated April 24, 1998
 10.25     Contribution Agreement, dated as of September 29, 1999, by and among the Sun           (11)
           Communities, Inc., the Operating Partnership, Belcrest Realty Corporation and
           Belair Real Estate Corporation
 10.26     One Hundred Third Amendment to Second Amended and Restated Limited Partnership         (11)
           Agreement of the Operating Partnership
 10.27     One Hundred Eleventh Amendment to Second Amended and Restated Limited                  (12)
           Partnership Agreement of the Operating Partnership
 10.28     One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited              (12)
           Partnership Agreement of the Operating Partnership
 10.29     One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited               (12)
           Partnership Agreement of the Operating Partnership
 10.30     Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A.             (12)
           Shiffman, dated March 30, 2001#
 10.31     Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P.          (12)
           Jorissen, dated March 30, 2001#
 10.32     Restricted Stock Award Agreement between Sun Communities, Inc. and Jonathan M.         (12)
           Colman, dated March 30, 2001#
 10.33     Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W.            (12)
           Fannon, dated March 30, 2001#
 10.34     Second Amended and Restated Subordinated Loan Agreement, dated December 4,             (15)
           2002, by and between Origen Financial L.L.C. and the Operating Partnership
 10.35     Subordinated Term Loan Agreement, dated December 4, 2002, by and between Origen        (15)
           Financial L.L.C. and the Operating Partnership
 10.36     First Amendment to Second Amended and Restated Subordinated Loan Agreement,            (15)
           dated December 30, 2002, by and between Origen Financial L.L.C. and Sun Home
           Services
 10.37     First Amendment to Subordinated Term Loan Agreement, dated December 30, 2002,          (15)
           by and between Origen Financial L.L.C. and Sun Home Services
 10.38     Seventh Amended and Restated Promissory Note, dated December 30, 2002, made by         (15)
           Origen Financial L.L.C. in favor of Sun Home Services
 10.39     First Amended and Restated Subordinated Term Promissory Note, dated December           (15)
           30, 2002, made by Origen Financial L.L.C. in favor of Sun Home Services
 10.40     First Amended and Restated Security Agreement, dated December 30, 2002, by and         (15)
           between Origen Financial L.L.C. and Sun Home Services

EXHIBIT                                                                                        METHOD OF
NUMBER                                     DESCRIPTION                                           FILING
------                                     -----------                                           ------
 10.41     Second Amended and Restated Stock Pledge Agreement, dated December 30, 2002, by        (15)
           and between Origen Financial L.L.C. and Sun Home Services
 10.42     First Amended and Restated Limited Liability Company Interest Security and             (15)
           Pledge Agreement, dated December 30, 2002, by and between Origen Financial
           L.L.C. and Sun Home Services
 10.43     Second Amended and Restated Guaranty, dated December 30, 2002, by Bingham in           (15)
           favor of the Operating Partnership
 10.44     Second Amended and Restated Security Agreement, dated December 30, 2002, by and        (15)
           between Bingham and Sun Home Services.
 10.45     Amended and Restated Stock Pledge Agreement, dated December 30, 2002, by and           (15)
           between Bingham and Sun Home Services
 10.46     Amended and Restated Membership Pledge Agreement, dated December 30, 2002, by          (15)
           and between Bingham and Sun Home Services.
 10.47     Second Amended and Restated Participation Agreement, dated December 30, 2002,          (15)
           by and among Sun Home Services, the Milton M. Shiffman Spouse's Marital Trust
           and Woodward Holding LLC
 10.48     Master Credit Facility Agreement, dated as of May 29, 2002, by and between Sun
           Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured              (13)
           Financing Houston Limited Partnership and ARCS Commercial Mortgage Co., L.P.
 10.49     Credit Agreement, dated as of July 3, 2002, by and between the Operating
           Partnership, Sun Communities, Inc., Banc One Capital Markets, Inc., Bank One,          (13)
           N.A. and other lenders which are signatories thereto
 10.50     First Amendment to Master Credit Facility Agreement, dated as of August 29,
           2002, by and between Sun Secured Financing LLC, Aspen-Ft. Collins Limited              (14)
           Partnership, Sun Secured Financing Houston Limited Partnership and ARCS
           Commercial Mortgage Co., L.P.
 10.51     First Amendment to Employment Agreement, dated as of July 15, 2002, by and             (14)
           between Sun Communities, Inc. and Gary A. Shiffman#
 10.52     Second Amended and Restated Promissory Note (Secured), dated as of July 15,
           2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
 10.53     First Amended and Restated Promissory Note (Unsecured), dated as of July 15,
           2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
 10.54     First Amended and Restated Promissory Note (Secured), dated as of July 15,
           2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
 10.55     Second Amended and Restated Promissory Note (Unsecured), dated as of July 15,
           2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
 10.56     Second Amended and Restated Promissory Note (Secured), dated as of July 15,
           2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
 10.57     Employment Agreement, dated as of January 1, 2003, by and between Brian W.             (15)
           Fannon and Sun Home Services, Inc.#
 10.58     Employment Agreement, dated as of January 1, 2003, by and between Brian W.             (15)
           Fannon and Sun Communities, Inc.#
 10.59     Lease, dated November 1, 2002, by and between the Operating Partnership as             (15)
           Tenant and American Center LLC as Landlord
 10.60     Term Loan Agreement, dated as of October 10, 2002, among Sun Financial, LLC,           (15)
           Sun Financial Texas Limited Partnership, the Operating Partnership, Sun
           Communities, Inc. and Lehman Commercial Paper, Inc.

EXHIBIT                                                                                        METHOD OF
NUMBER                                     DESCRIPTION                                           FILING
------                                     -----------                                           ------
 10.61     Concurrent Private Placement Agreement dated October 8, 2003 among Sun OFI,            (16)
           Inc., Origen Financial, Inc., and the Purchasers (as defined therein)
 10.62     Registration Rights Agreement dated as of October 8, 2003 among Sun OFI, Inc.,         (16)
           Origen Financial, Inc., Lehman Brothers Inc., on behalf of itself and as agent for the investors listed on Schedule A thereto and those persons listed on
           Schedule B thereto
  12.1     Computation of Ratio of Earnings to Fixed Charges and Ratio Earnings to                (17)
           Combined Fixed Charges and Preferred Dividends
  21.1     List of Subsidiaries of Sun Communities, Inc.                                          (17)
  23.1     Consent of PriceWaterhouseCoopers                                                      (17)
  23.2     Consent of Grant Thornton, LLP                                                         (17)
  31.1     Certification of Chief Executive Officer pursuant to Section 302 of the                (17)
           Sarbanes-Oxley Act of 2002
  31.2     Certification of Chief Financial Officer pursuant to Section 302 of the                (17)
           Sarbanes-Oxley Act of 2002
  32.1     Certification of Chief Executive Officer and Chief Financial Officer pursuant          (17)
           to Section 906 of the Sarbanes-Oxley Act of 2002
  99.1     Audited financial statements of Origen Financial L.L.C.                                (16)
  99.2     Audited Financial Statements of Origen Financial, Inc.                                 (16)

------------------
(1) Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33-69340.

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

(4) Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33-80972.

(5) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-K for the quarter ended September 30, 1995.

(6) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

(7) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(8) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-A dated May 27, 1998.

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

(11) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 14, 1999.

(12) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.

(13) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(14) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(15) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, as amended.

(16) Incorporated by reference to pages F-1 through F-48 of Origen Financial, Inc.'s Registration Statement on Form S-11, No. 333-112516

(17)     Filed herewith.

# Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                           PAGES
                                                                                        -----------
Report of Independent Certified Public Accountants - Grant Thornton LLP............             F-2

Report of Independent Auditors - PricewaterhouseCoopers LLP....                                 F-3

Financial Statements:

   Consolidated Balance Sheets as of December 31, 2003 and 2002....................             F-4

   Consolidated Statements of Income
   for the Years Ended December 31, 2003, 2002 and 2001............................             F-5

   Consolidated Statements of Comprehensive Income ................................
   for the Years Ended December 31, 2003, 2002 and 2001............................             F-6

   Consolidated Statements of Partners' Capital
   for the Years Ended December 31, 2003, 2002 and 2001............................             F-7

   Consolidated Statements of Cash Flows
   for the Years Ended December 31, 2003, 2002 and 2001............................             F-8

   Notes to Consolidated Financial Statements......................................      F-9 - F-27

Schedule III - Real Estate and Accumulated Depreciation............................     F-28 - F-30

Report of Independent Certified Public Accountants

Partners

Sun Communities Operating Limited Partnership

We have audited the accompanying consolidated balance sheet of Sun Communities Operating Limited Partnership and subsidiaries as of December 31, 2003, and the related consolidated statements of income, comprehensive income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Communities Operating Limited Partnership and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" and Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" during 2003.

We have also audited Schedule III for the year ended December 31, 2003. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

GRANT THORNTON LLP

Southfield, Michigan
February 19, 2004

                         REPORT OF INDEPENDENT AUDITORS

To the Partners of Sun Communities
Operating Limited Partnership:

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing in Item 15 on page F-1 present fairly, in all material respects, the financial position of Sun Communities Operating Limited Partnership and its subsidiaries (the "Company") at December 31, 2002, and the results of their operations and their cash flows for the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Origen Financial, L.L.C., an investee of the Company, which statements reflect total assets of $227,748,000 at December 31, 2002 and total revenues of $20,835,000 for the year ended December 31, 2002. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Origen Financial, L.L.C, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No.144, "Accounting for the Impairment on Disposal of Long-Lived Assets".


Pricewaterhouse Coopers LLP

Detroit, Michigan
March 12, 2003 except for Note 4 as to
which the date is March 12, 2004

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 and 2002
                             (amounts in thousands)

                                                                                  2003               2002
                                                                              -------------      -------------
ASSETS
     Investment in rental property, net                                       $   1,010,484      $     999,360
     Cash and cash equivalents                                                       24,058              2,664
     Inventory of manufactured homes                                                 17,236                -
     Investment in and advances to affiliates                                        50,667             67,719
     Notes and other receivables                                                     74,828             56,329
     Other assets                                                                    44,301             37,904
                                                                              -------------      -------------

Total assets                                                                  $   1,221,574      $   1,163,976
                                                                              =============      =============

LIABILITIES
     Line of credit                                                           $      99,000      $      63,000
     Debt                                                                           674,328            604,373
     Other liabilities                                                               24,833             24,581
                                                                              -------------      -------------

        Total liabilities                                                           798,161            691,954
                                                                              -------------      -------------


     Series B Cumulative Preferred Operating Partnership                                -               18,195
        Units, ("Series "B") mandatory redeemable, 237 issued
        and outstanding for 2002
      Preferred Operating Partnership Units, ("POP Units")                              -               35,783
        redeemable, 1,326 issued and outstanding

PARTNERS' CAPITAL
     Series A Perpetual Preferred Operating Partnership                              50,000             50,000
        Units, ("Series "A") unlimited authorized, 2,000 issued
        and outstanding
     Operating Partnership ("OP Units") unlimited authorized, 21,470 and
        20,622 issued and outstanding in 2003 and 2002, respectively
             General partner                                                        335,241            330,005
             Limited partner                                                         46,803             48,512
      Unearned compensation                                                          (7,337)            (8,622)
      Accumulated comprehensive loss                                                 (1,294)            (1,851)
                                                                              -------------      -------------

        Total partners' capital                                                     423,413            418,044
                                                                              -------------      -------------

        Total liabilities and partners' capital                               $   1,221,574      $   1,163,976
                                                                              =============      =============

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                2003         2002         2001
                                              ---------    ---------    ---------
REVENUES
Income from rental property                   $ 159,115    $ 149,875    $ 136,969
Revenues from home sales                         19,516            -            -
Ancillary revenue, net                            3,409            -            -
Interest                                         11,354        7,990       10,305
Other income (loss)                              (4,256)       2,304        3,695
                                              ---------    ---------    ---------
          Total revenues                        189,138      160,169      150,969

COSTS AND EXPENSES
Property operating and maintenance               39,837       33,751       29,258
Cost of home sales                               13,879            -            -
Real estate taxes                                11,746       10,217        9,162
Selling, general, and administrative             18,181        7,722        7,373
Depreciation and amortization                    44,120       37,900       32,716
Interest                                         36,680       32,375       31,016
                                              ---------    ---------    ---------
          Total expenses                        164,443      121,965      109,525

 Equity income (loss) from affiliates               667      (16,627)         131

                                              ---------    ---------    ---------
                    Income from operations       25,362       21,577       41,575

Less distributions to Preferred OP Units          8,537        7,803        8,131
                                              ---------    ---------    ---------
 Income from continuing operations, net          16,825       13,774       33,444
 Income from discontinued operations             10,163        1,863        5,671
                                              ---------    ---------    ---------
 Earnings attributable to OP Units            $  26,988    $  15,637    $  39,115
                                              =========    =========    =========
 Earnings attributable to:
     Continuing Operations:
          General Partner                     $  13,742    $  11,972    $  28,425
          Limited Partner                         3,083        1,802        5,019
     Discontinued Operations:
          General Partner                         9,972        1,620        5,485
          Limited Partner                           191          243          186
                                              ---------    ---------    ---------
                                              $  26,988    $  15,637    $  39,115
                                              =========    =========    =========
Weighted average OP Unit outstanding:
    Basic                                        20,717       20,177       19,907
                                              =========    =========    =========
    Diluted                                      20,856       20,363       20,089
                                              =========    =========    =========
 Basic earnings per OP Unit outstanding:
    Continuing operations                     $    0.81    $    0.68    $    1.68
    Discontinued operations                        0.49         0.09         0.28
                                              ---------    ---------    ---------
    Earnings attributable to OP Units         $    1.30    $    0.77    $    1.96
                                              =========    =========    =========
 Diluted earnings per OP Unit outstanding:
    Continuing operations                     $    0.80    $    0.68    $    1.67
    Discontinued operations                        0.49         0.09         0.28
                                              ---------    ---------    ---------
    Earnings attributable to OP Units         $    1.29    $    0.77    $    1.95
                                              =========    =========    =========

         The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)

                                              2003          2002        2001
                                            ---------    ---------    ---------
Earnings attributable to OP Units           $  26,988    $  15,637    $  39,115

Unrealized income (loss) on interest
  rate swaps                                      557       (1,851)           -
                                            ---------    ---------    ---------

Comprehensive income                        $  27,545    $  13,786    $  39,115
                                            =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNER'S CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER UNIT DATA)

                                                SERIES A                                                  UNREALIZED
                                               PERPETUAL                                                GAIN/(LOSS) ON     TOTAL
                                              PREFERRED OP     GENERAL       LIMITED      UNEARNED      INTEREST RATE     PARTNERS'
                                                  UNITS      PARTNERSHIP   PARTNERSHIP   COMPENSATION        SWAP         CAPITAL
                                              ------------   -----------   -----------   ------------   --------------   ---------
Balance, January 1, 2001                      $     50,000   $   340,780   $    51,596   $     (4,746)  $            -   $ 437,630

Issuance (disposition) of OP Units, net                                            (19)
Net contributions (withdrawals)                                   (1,830)
Earnings attributable to OP Units                                 33,910         5,205
Distributions declared on $2.18 per OP Unit                      (38,161)       (5,801)
Reclassification and conversion of limited
     partnership interests                                         1,941        (1,941)
Issuance of General Partner's restricted
     common stock awards, net                                                                  (3,188)
Amortization                                                                                      935
                                              ------------   -----------   -----------   ------------   --------------   ---------

Balance, December 31, 2001                    $     50,000   $   336,640   $    49,040   $     (6,999)  $            -   $ 428,681
                                              ============   ===========   ===========   ============   ==============   =========

Net contributions                                                 17,712         6,854
Earnings attributable to OP Units                                 13,592         2,045
Distributions declared on $2.29 per OP Unit                      (41,427)       (5,939)
Reclassification and conversion of limited
     partnership interests                                         3,488        (3,488)
Issuance of General Partner's restricted

     common stock awards, net                                                                  (2,767)
Amortization                                                                                    1,144
Unrealized (loss) interest rate swaps                                                                           (1,851)
                                              ------------   -----------   -----------   ------------   --------------   ---------

Balance, December 31, 2002                    $     50,000   $   330,005   $    48,512   $     (8,622)  $      (1,851)   $ 418,044
                                              ============   ===========   ===========   ============   ==============   =========

Net contributions (withdrawals)                                   28,053        (1,027)
Earnings attributable to OP Units                                 23,714         3,274
Distributions declared on $2.41 per OP Unit                      (44,419)       (6,068)
Reclassification and conversion of limited
     partnership interests                                        (2,112)        2,112
Amortization                                                                                    1,285
Unrealized gain on interest rate swaps                                                                             557
                                              ------------   -----------   -----------   ------------   --------------   ---------

Balance, December 31, 2003                    $     50,000   $   335,241   $    46,803   $     (7,337)  $      (1,294)   $ 423,413
                                              ============   ===========   ===========   ============   ==============   =========

         The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)

                                                                                      2003         2002         2001
                                                                                    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings attributable to OP Units                                                   $  26,988    $  15,637    $  39,115
      Adjustments to reconcile earnings attributable to OP Units to cash provided by operating activities:
           Gain from property dispositions, net                                        (3,658)        (361)      (4,275)
           Depreciation and amortization                                               44,120       37,900       32,716
           Depreciation allocated to income from discontinued operations                  347          675          800
           Amortization of deferred financing costs                                     1,835        1,231        1,065
           Reduction in book value of investments                                           -       13,881            -
           Decrease in inventory                                                        1,970            -            -
           Increase in other assets                                                    (7,520)     (15,973)      (4,879)
           Increase (decrease) in accounts payable and other liabilities                 (814)      (2,031)       1,329
                                                                                    ---------    ---------    ---------
                             Net cash provided by operating activities                 63,268       50,959       65,871
                                                                                    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Investment in rental properties                                            (50,310)     (87,283)     (70,331)
           Proceeds related to property dispositions                                   22,499        3,288       17,331
           Investment in and advances to affiliates                                   (47,612)     (51,782)     (20,056)
           Repayments of (increase in) notes receivable, net                           16,131      (33,397)      37,968
                                                                                    ---------    ---------    ---------
                             Net cash used in investing activities                    (59,292)    (169,174)     (35,088)
                                                                                    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Capital contributions (withdrawals)                                         26,626       14,102       (5,101)
           Borrowings (repayments) on line of credit, net                              36,000      (30,000)      81,000
           Proceeds from (repayments on) notes payable and other debt, net              6,226      181,875      (76,599)
           Payments for deferred financing costs                                       (2,281)      (2,914)           -
           Distributions                                                              (49,153)     (46,771)     (43,962)
                                                                                    ---------    ---------    ---------
                             Net cash provided by/(used) in financing activities       17,418      116,292      (44,662)
                                                                                    ---------    ---------    ---------

  Net increase (decrease) in cash and cash equivalents                                 21,394       (1,923)     (13,879)

  Cash and cash equivalents, beginning of period                                        2,664        4,587       18,466
                                                                                    ---------    ---------    ---------

  Cash and cash equivalents, end of period                                          $  24,058    $   2,664    $   4,587
                                                                                    =========    =========    =========
SUPPLEMENTAL INFORMATION:

Cash paid for interest including capitalized amounts of $2,082,
     $2,915 and $3,704 in 2003, 2002 and 2001, respectively                         $  35,744    $  34,830    $  34,048
Noncash investing and financing activities:
     Debt assumed for rental properties                                             $   2,288    $  20,653    $  26,289
     Issuance of partnership units for rental properties                            $       -    $   4,500    $   4,612
     Issuance of partnership units to retire capitalized lease obligations          $   4,170    $   5,520    $       -
     Restricted common stock issued as unearned compensation by the
                  general partner, net                                              $       -    $   2,767    $   3,188
     Issuance of common stock pursuant to dividend reinvestment plan                $   1,334    $       -    $       -
     Unrealized gains (losses) on interest rate swaps                               $     557    $  (1,851)   $       -

         The accompanying notes are an integral part of the consolidated financial statements.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

1.   BASIS OF PRESENTATION:

     Sun Communities Operating Limited Partnership (the "Company") owns and operates or finances manufactured housing community properties. Sun Communities, Inc. ("Sun"), a self-administered and self-managed Real Estate Investment Trust with no independent operations of its own, is the sole general partner of the Company. As general partner, Sun has unilateral control and complete responsibility for management of the Company. Pursuant to the terms of the Company's partnership agreement, the Company is required to reimburse Sun for the net expenses incurred by Sun. The amounts reimbursed by the Company are reflected in the statement of income as general and administrative expenses. The balance sheet of Sun as of December 31, 2003 is identical to the accompanying Company balance sheet, except as follows:

                                                                            (AMOUNTS IN THOUSANDS)
                                                    -------------------------------------------------------------------
                                                    AS PRESENTED HEREIN                           SUN COMMUNITIES, INC.
                                                     DECEMBER 31, 2003      ADJUSTMENTS             DECEMBER 31, 2003
                                                    -------------------     -----------------     ---------------------
Minority interests                                  $                 -     $          96,803     $              96,803
                                                    ===================     =================     =====================
Series A units                                      $            50,000     $         (50,000)    $                   -
General partner                                                 335,241              (335,241)                        -
Limited partners                                                 46,803               (46,803)                        -
Common stock                                                          -                   192                       192
Additional paid-in capital                                            -               446,211                   446,211
Officers' notes                                                       -               (10,299)                  (10,299)
Unearned compensation                                            (7,337)                    -                    (7,337)
Accumulated other comprehensive loss                             (1,294)                    -                    (1,294)
Distributions in excess of accumulated earnings                       -               (94,479)                  (94,479)
Treasury stock                                                        -                (6,384)                   (6,384)
                                                    -------------------     -----------------     ---------------------
Partners' capital/stockholders' equity              $           423,413     $         (96,803)    $             326,610
                                                    ===================     =================     =====================
Total liabilities and partners' capital/
     stockholders' equity                           $         1,221,574     $               -     $           1,221,574
                                                    ===================     =================     =====================

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     a. BUSINESS: The Company owns and operates 127 manufactured housing communities at December 31, 2003 located in seventeen states concentrated principally in the Midwest and Southeast comprising approximately 43,875 developed sites and approximately 6,756 sites suitable for development.

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

     b. PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of the Company, all its wholly and 99 percent owned subsidiary partnerships, and limited liability companies, SunChamp LLC ("SunChamp") and, effective December 31, 2003, Sun Home Services, Inc. ("SHS"). SHS is consolidated beginning in 2003 in accordance with Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" as further described in Note 13. All significant inter-entity balances and transactions have been eliminated in consolidation. The limited partnership interests are adjusted to their relative ownership interest by reclassification to/from general partnership interests. Minority interests represented by Sun's one percent indirect interest in the aforementioned subsidiaries are not separately recognized in the Company's financial statements, but rather are included in general and administrative expenses since the amounts involved are immaterial.

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

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   c.   RENTAL PROPERTY, CONTINUED:

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

   e. NOTES RECEIVABLE: The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. The collectibility of loans is measured based on the present value of the expected future cash flow discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The reserve for uncollectible accounts receivable from residents was $0.15 million at December 31, 2003 and 2002.

   f. INVESTMENTS IN AND ADVANCES TO AFFILIATES: Origen Financial, Inc. ("Origen, Inc") is a real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock (representing approximately 33% of the issued and outstanding shares of common stock as of December 31, 2003) of Origen, Inc. for $50 million and agreed to sell Origen, Inc. various interests in manufactured home loans. The Company's investment in Origen, Inc. was accounted for using the equity method of accounting for periods ending after September 30, 2003.

        During 2002 and through October 7, 2003, the Company, through SHS, and two other participants (one unaffiliated and one affiliated with Gary Shiffman, the Company's Chief Executive Officer and President) provided financing to Origen Financial, L.L.C. ("Origen"), the predecessor to Origen Inc. The financing consisted of a $48 million line

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

f.   INVESTMENTS IN AND ADVANCES TO AFFILIATES, CONTINUED:

     of credit and a $10 million term loan of which $35 million was outstanding at September 30, 2003. This amount was repaid in full in October 2003 upon the formation and capitalization of Origen, Inc.

     Summarized combined financial information of the Company's equity investment in Origen, Inc. at December 31, 2003 and Origen and SHS at December 31, 2002 is presented below before elimination of intercompany transactions. SHS and SunChamp are consolidated in the Company's financial statements as of December 31, 2003. The 2003 results of operations below do not include results of operations for Origen prior to October 8, 2003.

                                          ORIGEN, INC.     ORIGEN        SHS
                                             2003           2002         2002
                                          -----------    ----------    ---------
Loans receivable, net                     $   368,509    $  173,764    $   33,560
Other assets                                   76,033        53,984        41,220
                                          -----------    ----------    ----------
          Total assets                    $   444,542    $  227,748    $   74,780
                                          ===========    ==========    ==========

Notes payable                             $   277,441    $   54,946    $   85,361
Advances under repurchase agreements                -       141,085             -
Other liabilities                              24,312        21,413         8,634
                                          -----------    ----------    ----------
          Total liabilities                   301,753       217,444        93,995
                                          -----------    ----------    ----------
Equity (deficit)                              142,789        10,304       (19,215)
                                          -----------    ----------    ----------
          Total liabilities and equity    $   444,542    $  227,748    $   74,780
                                          ===========    ==========    ==========

Revenues                                  $    10,657    $   20,385    $   22,516
Expenses                                        8,691        49,572        24,704
Loss from equity investee                           -             -       (15,295)(a)
                                          -----------    ----------    ----------
Net income (loss)                         $     1,966    $  (29,187)   $  (17,483)
                                          ===========    ==========    ==========
Sun's equity income (loss)                $       667    $        -    $  (15,925)
                                          ===========    ==========    ==========

  (a)SHS determined at December 31, 2002 that its investment in Origen was impaired and wrote off its remaining investment of $13.6 million.

g. REVENUE RECOGNITION: Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by state statute. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction.

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

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

i. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying values of cash and cash equivalents, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the shorter maturities of these instruments. The fair value of the Company's long-term indebtedness, which is based on the estimates of management and on rates currently quoted and rates currently prevailing for comparable loans and instruments of comparable maturities, exceeds the aggregate carrying value by approximately $28.0 million at December 31, 2003. Potential expenses that would be incurred in an actual sale or settlement are not taken into consideration.

j. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Company has entered into four derivative contracts consisting of three interest rate swap agreements and an interest rate cap agreement. The Company's primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt and to cap the maximum interest rate on its variable rate borrowings. The Company does not enter into derivative instruments for speculative purposes.

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

     The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in other comprehensive income/loss on the balance sheet. These three hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, whether positive or negative, is reflected as a component of interest expense. The valuation adjustment for the twelve month period ended December 31, 2003 totals a positive $0.9 million.

     In accordance with SFAS No. 133, the "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded a liability of $0.9 and $2.3 million as of December 31, 2003 and December 31, 2002, respectively.

     These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. This is not the intent of the Company and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     k. DEFERRED TAX ASSETS: SHS currently has significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of these deferred tax assets is principally dependent upon SHS's achievements of projected future taxable income. Judgments regarding future profitability may change due to future market conditions, SHS's ability to continue to successfully execute its business plan, and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances. SHS has net operating loss carryforwards of approximately $14.7 million at December 31, 2003 which have generated deferred tax assets of $2.0 million, net of a valuation allowance of $3.0 million. These loss carryforwards will begin to expire in 2011 through 2022 if not offset by future taxable income.

     l. STOCK OPTIONS: The General Partner accounts for its stock options using the intrinsic value method contained in APB Opinion No. 25. "Accounting for Stock Issued to Employees." If the General Partner had accounted for awards using the methods contained in FASB Statement No. 123, "Accounting for Stock-Based Compensation", earnings attributable to OP Units and earnings per unit would have been presented as follows for the years ended December 31, 2003, 2002 and 2001 (amounts in thousands, except for per unit data):

                                                               2003          2002          2001
                                                            ----------    ----------    ----------
Earnings attributable to OP Units as reported               $   26,988    $   15,637    $   39,115

Stock-based compensation expense under fair value method          (312)         (548)         (370)
                                                            ----------    ----------    ----------
Pro forma net earnings attributable to OP Units             $   26,676    $   15,089    $   38,745
                                                            ==========    ==========    ==========

Earnings per OP Unit (Basic), as reported                   $     1.30    $     0.77    $     1.96
                                                            ==========    ==========    ==========
Earnings per OP Unit (Basic), pro forma                     $     1.29    $     0.75    $     1.95
                                                            ==========    ==========    ==========

Earnings per OP Unit (Diluted), as reported                 $     1.29    $     0.77    $     1.95
                                                            ==========    ==========    ==========
Earnings per OP Unit (Diluted), pro forma                   $     1.28    $     0.74    $     1.93
                                                            ==========    ==========    ==========

     m. INVENTORY: Inventory of manufactured homes is stated at lower of specific cost or market.

     n. TAXES: As a Partnership, the Company does not pay federal or state income taxes.

     o. RECLASSIFICATIONS: Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 financial statement presentation. Such reclassifications had no effect on results of operations as originally presented.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

3.   RENTAL PROPERTY (AMOUNTS IN THOUSANDS):

                                             AT DECEMBER 31
                                      ---------------------------
                                         2003            2002
                                      -----------     -----------
Land                                  $   104,541     $   101,926
Land improvements and buildings         1,048,576         999,540
Furniture, fixtures, and equipment         33,080          26,277
Land held for future development           31,409          34,573
Property under development                  2,799          12,521
                                      -----------     -----------
                                        1,220,405       1,174,837

     Less accumulated depreciation       (209,921)       (175,477)
                                      -----------     -----------
                                      $ 1,010,484     $   999,360
                                      ===========     ===========

     Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, rental homes, maintenance buildings and amenities. Included in rental property at December 31, 2003 and 2002 are net carrying amounts related to capitalized leases of $9.6 million and $17.9 million, respectively.

     During 2003, the Company acquired one development community comprised of 62 developed sites and 180 sites available for development for $4.5 million. During 2002, the Company acquired one stabilized community, comprising 552 developed sites, for $21.3 million and three development communities, comprising 930 developed sites and 538 sites available for development, for $48.6 million consisting of cash of approximately $23.1 million, POP Units of approximately $4.5 million and assumption of debt of approximately $21.0 million.

     These transactions have been accounted for as purchases, and the statements of income include the operations of the acquired communities from the dates of their respective acquisitions. As of December 31, 2003, in conjunction with a 1993 acquisition, the Company is obligated to issue $6.4 million of OP Units through 2009 based on the per share market value of the Company's stock on the issuance date. This obligation was accounted for as part of the purchase price of the original acquisition.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

4.   DISPOSITION OF PROPERTIES:

     In November 2003 the Company sold four manufactured home communities of which three were in Michigan and one in Illinois aggregating 731 sites for gross proceeds of approximately $24.8 million. In February 2002, the Company sold a manufactured home community in Florida consisting of 227 sites of which 131 were occupied, for cash of approximately $3.3 million. Net gain on sale of $8.6 million and $0.4 million on these transactions was recorded in income from discontinued operations in 2003 and 2002, respectively.

     In accordance with FAS 144, effective for financial statements issued for all fiscal years beginning after December 15, 2001, results of operations and gain/(loss) in sales of real estate for properties with identifiable cash flows sold subsequent to December 31, 2001 are reflected in the Consolidated Statements of Income as income from discontinued operations for all periods presented. For presentation purposes, income from discontinued operations also includes a gain on sale of properties sold prior to December 31, 2001 of $4.3 million, which was reported in the Consolidated Statements of Income in prior periods as a gain from property dispositions, net. Below is a summary of the results of operations of these properties through their respective disposition dates (in thousands):

                                                  SUMMARY STATEMENT OF OPERATIONS
                                                        DISPOSED PROPERTIES
                                                  2003          2002          2001
                                               ----------    ----------    ----------
Income from rental property                    $    2,763    $    3,034    $    3,289
Property operating and maintenance expenses          (533)         (495)         (713)
Real estate taxes                                    (310)         (361)         (380)
Depreciation and amortization                        (347)         (674)         (800)
                                               ----------    ----------    ----------
Income from operations                              1,573         1,504         1,396
Income allocated to common OP units                  (191)         (243)         (186)
Gain on sale of discontinued operations             8,590           359         4,275
                                               ----------    ----------    ----------
Income from discontinued operations            $    9,972    $    1,620    $    5,485
                                               ==========    ==========    ==========

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

5.   NOTES AND OTHER RECEIVABLES (AMOUNTS IN THOUSANDS):


                                                                                       AT DECEMBER 31,
                                                                                   ----------------------
                                                                                     2003         2002
                                                                                   ---------    ---------
Mortgage and other notes receivable, primarily with minimum monthly payments at
     LIBOR based floating rates of approximately LIBOR + 3.0 %, maturing at various dates through August 2008, substantially collateralized by
     manufactured home communities                                                 $  41,736    $  38,420

Installment loans collateralized by manufactured homes with interest payable monthly at an effective weighted average interest rate and
     maturity of 8.2% and 20 years, respectively                                      24,802       11,633

Other receivables                                                                      8,290        6,276
                                                                                   ---------    ---------

                                                                                   $  74,828    $  56,329
                                                                                   =========    =========

     At December 31, 2003, the maturities of mortgage notes and other receivables are approximately as follows: 2004 - $23.2 million; 2006- $3.8, and 2008 - $14.7 million. Of the $24.8 million of installment loans collateralized by manufactured homes, $12.3 million were sold at book value in February of 2004.

     General Partner Officers' notes, presented as a reduction to partners' capital in the balance sheet, bear interest at LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 352,206 shares of the General Partner's common stock and 127,794 OP Units at December 31, 2003 with substantial personal recourse. The notes become due in three equal installments on each of December 31, 2008, 2009 and 2010. Reductions in the principal balance of these notes were $0.5 million and $0.3 million for the years 2003 and 2002, respectively.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

6.   DEBT AND LINE OF CREDIT(AMOUNTS IN THOUSANDS):

     The following table sets forth certain information regarding debt:

                                                                                DECEMBER 31,    DECEMBER 31,
                                                                                    2003            2002
                                                                                ------------    ------------
Callable/redeemable notes, interest at 6.770%, due May 14,                      $     65,000    $     65,000
     2015, callable/redeemable May 16, 2005
Senior notes, interest at 6.970%, due December 3, 2007                                35,000          35,000
Senior notes, interest at 8.200%, due August 15, 2008                                100,000         100,000
Senior notes, interest at 5.750%, due April 15, 2010                                 150,000               -
Bridge loan, at variable interest rate (2.617% at December
     31,2002), matured April 30, 2003                                                      -          48,000
Senior notes, interest at 7.625%, matured May 1, 2003
                                                                                           -          85,000
Collateralized term loan, due to FNMA, due May 2007, with a weighted average interest rate of 3.244% and 2.17% at December 31, 2003 and December 31,
     2002, respectively,
     convertible to a 5 to 10 year fixed rate loan                                   152,363         152,363
Collateralized term loan, interest at 7.010%, due September 9,
     2007                                                                             41,547          42,206
Redeemable preferred OP units, average interest at 7.046%,
     redeemable at various dates through May 2010                                     58,148
Capitalized lease obligations, interest at 5.510%, due
     January 10, 2004                                                                  9,606          16,438
Mortgage notes, other                                                                 62,664          60,366
                                                                                ------------    ------------
          Total debt                                                            $    674,328    $    604,373
                                                                                ============    ============

     The Company entered into a $25 million loan facility in September of 2003, of which $25 million was available to be borrowed at December 31, 2003. Borrowings bear an interest rate of Federal Funds Effective rate plus 0.85% and mature on March 24, 2004.

     In April 2003 the Company issued $150 million of 5.75 percent senior notes, due April 15, 2010, and used the proceeds from the offering to retire the bridge loan of $48 million and senior notes of $85 million which matured on April 30 and May 1, 2003, respectively. The remainder of the net proceeds was used to pay down the Company's line of credit.

     The collateralized term loans totaling $193.9 at December 31, 2003 are secured by 22 properties comprising approximately 10,600 sites. The capitalized lease obligation and mortgage notes are collateralized by 14 communities comprising approximately 4,000 sites. At the lease expiration date, January 2004, the capitalized lease reflected in December 31, 2003, was paid off by the issuance of 47,250 Preferred OP Units, cash of approximately $1.2 million and the assumption of approximately $4.2 million of debt, which was immediately retired. A capitalized lease obligation matured on January 1, 2003 and was paid by the issuance of 41,700 Preferred OP Units, cash of approximately $0.9 million and the assumption of approximately $1.6 million of debt, which was immediately retired.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

6.   DEBT AND LINE OF CREDIT (AMOUNTS IN THOUSANDS), CONTINUED:

     The initial term of the variable rate collateralized term loan due to FNMA is five years. The Company has the option to extend such variable rate borrowings for an additional five years and/or convert them to fixed rate borrowings with a term of five or ten years, provided that in no event can the term of the borrowings exceed fifteen years.

     The Company has a $105 million unsecured line of credit, of which $6 and $22 million was available to borrow at December 31, 2003 and 2002, respectively. Borrowings under the line of credit bear interest at the rate of LIBOR plus 0.85% and mature July 2, 2005 with a one-year extension at the Company's option. The average interest rate of outstanding borrowings under the line of credit was 2.05 and 2.27 percent at December 31, 2003 and 2002 respectively.

     At December 31, 2003, the maturities of debt, excluding the line of credit, during the next five years are approximately as follows: 2004 - $35.1 million; 2005 - $66.6 million; 2006 - $20.4 million: 2007 - $81.1 million;
     2008 - $106.7 million and $364.4 million thereafter.

     At December 31, 2003, the Company was the guarantor of $22.6 million in personal bank loans, made to directors, employees and consultants to purchase Company common stock and OP units pursuant to the Company's Stock Purchase Plan. The borrowers repaid the loans in January of 2004 and the guaranty was extinguished.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

7.   PARTNERS' CAPITAL:

     There are approximately $22.3 million of Series B Units outstanding at December 31, 2003 with mandatory dividends at rates ranging from 6.85 percent to 9.19 percent and maturing between 2006 and 2012 with redemption prices of either $45 or $100.

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

     In July 2002, and in March 2001, the Company's General Partner issued restricted stock awards of 70,000 at $39.53 per share, and 99,422 at $33.00 per share, respectively, to officers and certain employees which are being amortized over their five to ten year vesting period. Compensation cost recognized in income for all restricted stock awards was $1.3 million, $1.1 million, and $0.9 million in 2003, 2002 and 2001, respectively.

8.   OTHER INCOME (AMOUNTS IN THOUSANDS):

     The components of other income are as follows for the years ended December 31, 2003, 2002 and 2001. The ($4,932) relates to a reduction in the book value of a new community development due to the impracticality of future phase construction.

                           2003         2002         2001
                         ---------    ---------    ---------
Brokerage commissions    $     754    $     834    $     731
Development fee                  -        1,425        2,707
Other income (loss)            (78)          45          257
Asset write down            (4,932)           -            -
                         ---------    ---------    ---------
                         $  (4,256)   $   2,304    $   3,695
                         =========    =========    =========

                 SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

9. SEGMENT REPORTING: With the consolidation of the operations of Sun Home Services for the year ended December 31, 2003, the consolidated operations of the Company can be segmented into manufactured home sales and property operations segments. Following is a presentation of financial information for the year ended December 31, 2003.

                                                                 PROPERTY         MANUFACTURED
                                                                OPERATIONS         HOME SALES          COMBINED
                                                               ------------       ------------       ------------
Revenues                                                       $    159,115       $     19,516       $    178,631
Operating expenses                                                   51,583             13,879             65,462
                                                               ------------       ------------       ------------
               Net operating income                                 107,532              5,637            113,169
Adjustments to arrive at Earnings attributable to OP Units:
     Other revenues                                                   2,243              8,264             10,507
     General and administrative                                     (10,536)            (7,645)           (18,181)
     Depreciation and amortization                                  (43,165)              (955)           (44,120)
     Interest expense                                               (36,530)              (150)           (36,680)
     Equity income from affiliate                                       667                  -                667
     Distributions to preferred OP Units                             (8,537)                 -             (8,537)
     Income from discontinued operations                             10,163                  -             10,163
                                                               ------------       ------------       ------------
               Earnings attributable to OP Units:              $     21,837       $      5,151       $     26,988
                                                               ============       ============       ============

Capital expenditures                                           $     12,829(1)    $     12,353(2)    $     25,182

Identifiable assets:

     Investment in rental property, net                        $    980,149       $     30,335       $  1,010,484
     Cash and cash equivalents                                       24,043                 15             24,058
     Inventory of manufactured homes                                      -             17,236             17,236
     Investments in and advances to affiliates                       50,667                  -             50,667
     Notes and other receivables                                     61,534             13,294             74,828
     Other assets                                                    41,613              2,688             44,301
                                                               ------------       ------------       ------------
               Total assets                                    $  1,158,006       $     63,568       $  1,221,574
                                                               ============       ============       ============

(1) Capital expenditures of Property Operations segment consist of lot modifications, recurring projects, revenue producing projects, and expenditures for acquisitions and expansions, net of asset disposals.

(2) Capital expenditures of Manufactured Home Sales segment consist primarily of acquisitions of rental homes.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

10.  SUN'S STOCK OPTIONS:

     Data pertaining to stock option plans are as follows:

Data pertaining to stock option plans are as follows:

                                         2003               2002               2001
                                    --------------     --------------     --------------
Options outstanding, January 1             975,767          1,090,794          1,109,250
Options granted                     $            -              7,500          1,379,000
Option price                                   N/A     $        34.92     $ 27.03-$32.81
Options exercised                          154,179             97,665             59,773
Option price                        $ 20.13-$35.39     $ 20.13-$35.39     $ 22.75-$33.75
Options forfeited                           10,837             24,862             96,583
Option price                        $ 27.03-$32.75     $ 27.03-$32.75     $ 27.03-$33.82
Option outstanding, December 31            810,751(a)         975,767          1,090,794
Option price                        $    20-$35.39     $    20-$35.39     $    20-$35.39
Option exercisable, December 31            765,168(a)         834,249            823,227

     (a) There are 190,394 options outstanding and exercisable with exercise prices ranging from $20.00 - $27.99 with an exercisable average life of 3.7 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $25.53. There are 620,357 and 574,774 options outstanding and exercisable, respectively, with exercise prices ranging from $28.00 - $35.39 with a weighted average life of 4.2 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $30.64 and $30.46, respectively.

     Sun's stock option plans provide for up to 2.1 million shares of common stock that may be granted to directors, executive officers and other key employees of Sun or the Company. At December 31, 2003, 364,513 shares of common stock were available for the granting of options. Options are granted at fair market value and generally vest over a two-year period and may be exercised for 10 years after date of grant. In addition, the General Partner established a Long-Term Incentive Plan in 1997 for certain employees granting 167,918 options (of which 87,657 remain outstanding) which become exercisable in equal installments in 2002-2004.

     The Company has opted to measure compensation cost utilizing the intrinsic value method. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for options granted:

                                                                   2003            2002             2001
                                                                  -------       ----------        --------
Estimated fair value per share of options granted during year:        N/A       $     4.42(1)     $   6.19
Assumptions:
Annualized dividend yield                                             N/A              5.9%(1)         5.9%
Common stock price volatility                                         N/A             16.4%(1)        16.4%
Risk-free rate of return                                              N/A              5.3%(1)         5.3%
Expected option term (in year)                                        N/A                7               4

(1)2002 based on valuation as of April 2001, due to insignificant option issuance in 2002.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

10.      EARNINGS PER OP UNIT (AMOUNTS IN THOUSANDS):

                                                      2003         2002         2001
                                                    ---------    ---------    ---------
Earnings used for basic and diluted earnings per
OP Unit computation:
     Continuing operations                          $  16,825    $  13,774    $  33,444
                                                    =========    =========    =========
     Discontinued operations                        $  10,163    $   1,863    $   5,671
                                                    =========    =========    =========

Total units used for basic earnings per OP Unit        20,717       20,177       19,907
Dilutive securities:

     Stock options                                        139          186          182
                                                    ---------    ---------    ---------

Total units used for diluted earnings                  20,856       20,363       20,089
     per OP Unit computation                        =========    =========    =========

Diluted earnings per OP Unit reflect the potential dilution that would occur if dilutive securities were exercised or converted into OP Units.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

12.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following unaudited quarterly amounts are in thousands, except for per share amounts

                                                  FIRST          SECOND           THIRD          FOURTH
                                                 QUARTER         QUARTER         QUARTER         QUARTER
                                                 MARCH 31        JUNE 30        SEPT. 30         DEC. 31
                                                ---------       ---------       ---------       ---------
2003
Total revenues (a)                              $  48,251       $  48,911       $  48,074       $  43,902
Total expenses (a)                              $  39,188       $  41,696       $  39,172       $  44,387
Earnings attributable to OP Units               $   6,997       $   5,445       $   7,282       $   7,264
Weighted average OP Unit                           20,342          20,427          20,989          21,111
Earnings per OP Unit-basic                      $    0.34       $    0.27       $    0.35       $    0.34

                                                                                                     2002
Total revenues (c)                              $  40,347       $  39,493       $  40,327       $  40,002
Total expenses (c)                              $  29,603       $  28,947       $  30,629       $  32,786
Earnings (loss) attributable to OP Units (b)    $   9,332       $   8,035       $   6,648       $  (8,378)
Weighted average OP Unit                           19,921          20,134          20,323          20,329
Earnings (loss) per OP Unit-basic               $    0.47       $    0.40       $    0.33       $   (0.41)

(a) The Company's investment in Sun Home Services was accounted for using the equity method of accounting for the quarters ended March 31, June 30, and September 30, 2003. The total revenues and total expenses for these periods have been restated to include Sun Home Services' operating revenues and expenses.

(b) Included in net income for the fourth quarter of 2002 is the write-off of $13.6 million pertaining to the Company's investment in Origen.

(c) Revenues and expenses have been restated to conform to SFAS 144 which requires operations of properties sold or held for sale to be reclassified as discontinued operations.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

13.  RECENT ACCOUNTING PRONOUNCEMENTS:

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. The requirements of SFAS 150 generally outline that financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatorily redeemable security should be classified as a liability on the balance sheet. The Company has reclassified mandatorily redeemable preferred operating partnership units of $58.1 million into debt as of December 31, 2003. The reclassification had no effect on the Company's compliance with the covenant requirements of its credit agreements.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation apply to the end of the first interim period or annual period ending after December 15, 2003 (i.e., December 31, 2003) to VIEs in which a company holds a variable interest that it acquired before February 1, 2003. The Company consolidated SHS in its financial reporting beginning December 31, 2003. The consolidation did not have a significant impact on the financial condition or results of operations of the Company.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

14.  CONTINGENCIES:

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

15.  RELATED PARTY TRANSACTIONS:

     The Company and its affiliates have entered into the following transactions with Origen Inc. and its predecessor, Origen during 2002 and 2003:

          - Capital Investment in Origen, Inc. As described in Note 2, the Company acquired 5,000,000 shares of common stock in Origen Inc. in a private placement transaction at $10 per share.

          - Loan Servicing Agreement. Origen Servicing, Inc., a wholly-owned subsidiary of Origen, services approximately $23.0 million in manufactured home loans for SHS as of December 31, 2003. Sun Home Services pays Origen Servicing, Inc. an annual servicing fee of
               1.25 percent of the outstanding principal balance of the loans.

          - Guaranty of Licensing Bonds. The Company has guaranteed Origen Inc.'s obligations to an insurance company in connection with the issuance of bonds and undertakings required by various state licensing authorities as a condition to the issuance of Origen Inc. licenses. The Company's aggregate potential obligations under these bonds is approximately $5.0 million.

     In addition to the transactions with Origen Inc. described above, Mr. Shiffman and his affiliates have entered into the following transactions with the Company:

          - Related Party Lease. The Company leases its executive offices in Southfield, Michigan from an entity in which Mr. Shiffman and certain of his affiliates beneficially own approximately a 21 percent interest.

          - Capital Investment in Origen Financial, Inc. As part of the Origen Inc. private placement, Shiffman Origen LLC (100 percent of which is owned by the Estate of Milton M. Shiffman, Mr. Shiffman and members of his family), acquired 1,025,000 shares of common stock of Origen Inc. at $10 per share.

                  SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

15.  RELATED PARTY TRANSACTIONS, CONTINUED:

          - Ownership of SHS. Gary Shiffman, and the Estate of Milton M. Shiffman (former Chairman of the Board), are the owners of all of the outstanding common stock of SHS, and as such are entitled to 5% of the cash flow from the operating activities of SHS.

          - Tax Consequences Upon Sale of Properties. Gary Shiffman holds limited partnership interests in the Company which were received in connection with the contribution of 24 properties from partnerships previously affiliated with him (the "Sun Partnerships"). Prior to any redemption of these limited partnership interests for common stock in our General Partner, Mr. Shiffman will have tax consequences different from those of the Company and our General Partners' stockholders on the sale of any of the Sun Partnerships. Four of the properties have been sold to date.

16.  SUBSEQUENT EVENTS:

     In February, 2004, we entered into an agreement with certain affiliates of Property Asset Management Inc. ("PAMI") to acquire all of the equity interests in partnerships that directly and indirectly own and operate 19 properties and entered into a real estate purchase agreement to acquire 7 other properties. The properties are recreational vehicle communities, some of which include manufactured home sites. The portfolio consists of 11,331 sites, including 10,586 developed sites and 745 expansion recreational vehicle sites. Completion of the purchases is subject to customary closing conditions.

     PAMI, the seller under the purchase agreements, is the sole general partner and owns a substantial majority of the equity interests in the partnerships that own the properties subject to the purchase agreements. PAMI has exercised its rights under the relevant partnership agreements to acquire the equity interests of its minority partner. PAMI has informed us that its minority partner has disputed PAMI's rights to purchase its interests under the partnership agreements. As a result, PAMI has filed suit in the Delaware Chancery Court requesting, among other things, that the court specifically enforce PAMI's right to purchase the minority interests. The minority partner in the partnerships has filed an answer and counterclaim in the case requesting that the court find that the minority partner has the right to buy PAMI's interests under the partnership agreements.

     PAMI believes that it will be successful in the litigation and we expect to complete the acquisition of the partnership interests and properties. However, due to the uncertain nature of litigation and the other conditions to closing, we can provide no assurance that we will be able to successfully complete the proposed acquisitions and cannot reliably predict the timing of the resolution of these matters.

                                                                    SCHEDULE III

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMLATED DEPRECIATION
DECEMBER 31. 2003
(AMOUNT IN THOUSANDS)

                                                                              COST CAPITALIZED
                                                                         SUBSEQUENT TO ACQUISITION    GROSS AMOUNT CARRIED AT
                                              INITIAL COST TO COMPANY            IMPROVEMENTS             DECEMBER 31, 2003
                                              -----------------------   ---------------------------  ------------------------
PROPERTY NAME                 LOCATION         ENCUMBRANCE     LAND        B & F & LAND      B & F     LAND           B & F
----------------------  --------------------  -------------  --------   -----------------  --------  --------      ----------
Academy/Westpoint       Canton, MI                  A        $ 1,485    $ 14,278  $     -  $    212  $  1,485      $   14,490
Allendale               Allendale, MI               A            366       3,684        -     3,815       366           7,499
Alpine                  Grand Rapids, MI            -            729       6,692        -     3,646       729          10,338
Apple Creek             Amelia, OH                  C            543       5,480        -        97       543           5,577
Arbor Terrace           Brandenton, FL              -            456       4,410        -       378       456           4,788
Ariana Village          Lakeland, FL                             240       2,195        -       525       240           2,720
Autumn Ridge            Ankeny, IO                  A            890       8,054        -       903       890           8,957
Bedford Hills           Battle Creek, MI            B          1,265      11,562        -       482     1,265          12,044
Bell Crossing           Clarksville, TN             -            717       1,916        -     3,641       717           5,557
Bonita Lake             Bonita Springs, FL          -            285       2,641        -       267       285           2,908
Boulder Ridge           Pflugerville, TX            -          1,000         500    3,324    16,916     4,324          17,416
Branch Creek            Austin, TX                  A            796       3,716        -     5,248       796           8,964
Brentwood               Kentwood, MI                -            385       3,592        -       294       385           3,886
Brookside Village       Goshen, IN                  A            260       1,080      386     7,497       646           8,577
Buttonwood Bay          Sebring, IN                 -          1,952      18,294        -     1,773     1,952          20,067
Byrne Hill Village      Toledo, OH                  -            383       3,903        -       371       383           4,274
Byron Center            Byron Center, MI            -            253       2,402        -       162       253           2,564
Candlelight Village     Chicago Heights, IL         -            600       5,623        -       730       600           6,353
Candlewick Court        Owosso, MI                  -            125       1,900      132     1,139       257           3,039
Carrington Pointe       Ft. Wayne, IN               -          1,076       3,632        -     4,332     1,076           7,964
Casa Del Valle          Alamo, TX                   -            246       2,316        -       497       246           2,813
Catalina                Middletown, OH              -            653       5,858        -     1,313       653           7,171
Chisholm Point          Pflugerville, TX            A            609       5,286        -     2,934       609           8,220
Clearwater Village      South Bend, IN              -             80       1,270       61     1,931       141           3,201
Cobus Green             Elkhart, IN                 -            762       7,037        -       719       762           7,756
College Park Estates    Canton, MI                  -             75         800      174     4,796       249           5,596
Comal Farms             New Braunfels, TX           -          1,455       1,732        -     4,486     1,455           6,218
Continental Estates     Davison, MI                 -          1,625      16,581      150     1,726     1,775          18,307
Continental North (1)   Davison, MI                 -                                   -     3,814         -           3,814
Country Acres           Cadillac, MI                -            380       3,495        -       282       380           3,777
Country Meadows         Flat Rock, MI               A            924       7,583      296     9,865     1,220          17,448
Countryside Village     Perry, MI                   B            275       3,920      185     2,169       460           6,089
Creekside               Reidsville, NC              -            350       1,423        -     3,129       350           4,552
Creekwood Meadows       Burton, MI                  -            808       2,043      404     6,629     1,212           8,672
Cutler Estates          Grand Rapids, MI            B            749       6,941        -       408       749           7,349
Davison East (1)        Davison, MI                                                     -        22         -              22
Deerfield Run           Anderson, MI              1700           990       1,607        -     3,289       990           4,896
Desert View Village     West Wendover, NV           -          1,119           -        -     1,586     1,119           1,586
Eagle Crest             Firestone, CO               -          2,017         150    2,362    24,503     4,379          24,653
East Fork               Batavia, OH                 -          1,280       6,302        -     4,199     1,280          10,501
Edwardsville            Edwardsville, KS            B            425       8,805      541     2,776       966          11,581
Falcon Pointe           East Lansing, MI          2288           450       4,049        -       174       450           4,223
Fisherman's Cove        Flint, MI                   -            380       3,438        -       578       380           4,016
Forest Meadows          Philomath, OR               -          1,031       2,050        -        67     1,031           2,117
Four Seasons            Elkhart, IN                 -            500       4,811        -        14       500           4,825
Glen Laurel             Concord, NC                 -          1,641         453        -     6,519     1,641           6,972
Goldcoaster             Homestead, FL               -            446       4,234      172     1,987       618           6,221
Grand                   Grand Rapids, MI            -            374       3,587        -       229       374           3,816
Groves                  Ft. Myers, FL               -            249       2,396        -       736       249           3,132
Hamlin                  Webberville, MI             -            125       1,675      536     4,004       661           5,679

                                                         DATE OF
                                     ACCUMULATED    CONSTRUCTION (C)
PROPERTY NAME             TOTAL     DEPRECIATION    ACQUISITION (A)
----------------------  ----------  ------------    ---------------
Academy/Westpoint       $   15,975    $   1,694         2000(A)
Allendale                    7,865        1,665         1996(A)
Alpine                      11,067        2,252         1996(A)
Apple Creek                  6,120          813         1999(A)
Arbor Terrace                5,244        1,213         1996(A)
Ariana Village               2,960          838         1994(A)
Autumn Ridge                 9,847        2,151         1996(A)
Bedford Hills               13,309        3,053         1996(A)
Bell Crossing                6,274          618         1999(A)
Bonita Lake                  3,193          726         1996(A)
Boulder Ridge               21,740        2,212         1998(C)
Branch Creek                 9,760        2,034         1995(A)
Brentwood                    4,271        1,003         1996(A)
Brookside Village            9,223        2,123         1985(A)
Buttonwood Bay              22,019        1,616         2001(A)
Byrne Hill Village           4,657          649         1999(A)
Byron Center                 2,817          657         1996(A)
Candlelight Village          6,953        1,590         1996(A)
Candlewick Court             3,296          988         1985(A)
Carrington Pointe            9,040        1,432         1997(A)
Casa Del Valle               3,059          654         1997(A)
Catalina                     7,824        2,238         1993(A)
Chisholm Point               8,829        1,964         1995(A)
Clearwater Village           3,342          912         1986(A)
Cobus Green                  8,518        2,574         1993(A)
College Park Estates         5,845        1,684         1978(A)
Comal Farms                  7,673          456        2000(A&C)
Continental Estates         20,082        4,152         1996(A)
Continental North (1)        3,814          997         1996(A)
Country Acres                4,157          945         1996(A)
Country Meadows             18,668        4,484         1994(A)
Countryside Village          6,549        1,847         1987(A)
Creekside                    4,902          375        2000(A&C)
Creekwood Meadows            9,884        1,523         1997(C)
Cutler Estates               8,098        1,843         1996(A)
Davison East (1)                22            -         1996(A)
Deerfield Run                5,886          565         1999(A)
Desert View Village          2,705          613         1998(C)
Eagle Crest                 29,032        1,317         1998(C)
East Fork                   11,781          905        2000(A&C)
Edwardsville                12,547        3,587         1987(A)
Falcon Pointe                4,673           64         2003(A)
Fisherman's Cove             4,396        1,313         1993(A)
Forest Meadows               3,148          314         1999(A)
Four Seasons                 5,325          585         2000(A)
Glen Laurel                  8,613          323        2001(A&C)
Goldcoaster                  6,839        1,284         1997(A)
Grand                        4,190          856         1996(A)
Groves                       3,381          723         1997(A)
Hamlin                       6,340          866         1984(A)

                                                                    SCHEDULE III

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMLATED DEPRECIATION
DECEMBER 31. 2003
(AMOUNT IN THOUSANDS)

                                                                                   COST CAPITALIZED
                                                                                     SUBSEQUENT TO
                                                                 INITIAL COST         ACQUISITION    GROSS AMOUNT CARRIED AT
                                                                  TO COMPANY         IMPROVEMENTS       DECEMBER 31, 2003
                                                             -------------------- -----------------  -----------------------
PROPERTY NAME                 LOCATION         ENCUMBRANCE     LAND        B & F & LAND      B & F     LAND           B & F
----------------------  --------------------  -------------  --------   -----------------  --------  --------      ---------
High Point              Frederika, DE               -            898       7,031        -     1,137      898          8,168
Holiday Village         Elkhart, IN                 -            100       3,207      143     1,287      243          4,494
Holly Forest            Holly Hill, FL              -            920       8,376        -       399      920          8,775
Indian Creek            Ft. Myers Beach, FL         -          3,832      34,660        -     1,741    3,832         36,401
Island Lake             Merritt Island, FL          -            700       6,431        -       349      700          6,780
Kensington Meadows      Lansing, MI                 -            250       2,699        -     3,632      250          6,331
Kenwood                 La Feria, TX                -            145       1,842        -        41      145          1,883
King's Court            Traverse City, MI           A          1,473      13,782        -     1,630    1,473         15,412
King's Lake             Debary, FL                  -            280       2,542        -     2,257      280          4,799
Knollwood Estates       Allendale, MI             2642           400       4,061        -        12      400          4,073
Lafayette Place         Warren, MI                  -            669       5,979        -       868      669          6,847
Lake Juliana            Auburndale, FL              -            335       2,848        -       999      335          3,847
Lake San Marino         Naples, FL                  -            650       5,760        -       564      650          6,324
Leesburg Landing        Leesburg, FL                -             50         429      921       431      971            860
Liberty Farms           Valparaiso, IN              -             66       1,201      116     2,062      182          3,263
Lincoln Estates         Holland, MI                 -            455       4,201        -       453      455          4,654
Maplewood Mobile        Lawrence, IN                -            275       2,122        -       974      275          3,096
Meadow Lake Estates     White Lake, MI              A          1,188      11,498      127     1,953    1,315         13,451
Meadowbrook             Charlotte, NC               -          1,310       6,570        -     2,778    1,310          9,348
Meadowbrook Estates     Monroe, MI                  -            431       3,320      379     6,048      810          9,368
Meadowbrook Village     Tampa, FL                   -            519       4,728        -       498      519          5,226
Meadows                 Nappanee, IN                -            287       2,300        -     2,523      287          4,823
North Point Estates     Pueblo, CO                  -          1,582       3,027        1     2,628    1,583          5,655
Oak Crest               Austin, TX                8088         4,311      12,611        -       355    4,311         12,966
Oakwood Village         Miamisburg, OH              -          1,964       6,401        -     6,575    1,964         12,976
Orange Tree             Orange City, FL             -            283       2,530       15       795      298          3,325
Orchard Lake            Milford, OH                 C            395       4,025        -        44      395          4,069
Pebble Creek            Greenwood, IN               -          1,030       5,074        -     3,418    1,030          8,492
Pecan Branch            Georgetown, TX              -          1,379           -      331     4,286    1,710          4,286
Pheasant Ridge          Lancaster, PA                          2,044      19,279        -        38    2,044         19,317
Pin Oak Parc            St. Louis, MO               A          1,038       3,250      467     4,949    1,505          8,199
Pine Hills              Middlebury, IN              -             72         544       60     1,784      132          2,328
Pine Ridge              Petersburg, VA              -            405       2,397        -     1,359      405          3,756
Presidential            Hudsonville, MI             A            680       6,314        -     1,286      680          7,600
Richmond                Richmond, MI                -            501       2,040        -       461      501          2,501
River Haven             Grand Haven, MI           9512         1,800      16,967        -       179    1,800         17,146
River Ranch             Austin, TX                  -          4,690         843        -     6,590    4,690          7,433
River Ridge             Austin, TX                6813         3,201      15,090        -       225    3,201         15,315
Roxbury                 Goshen, IN                  -          1,057       9,870        1        99    1,058          9,969
Royal Country           Miami, FL                   B          2,290      20,758        -       933    2,290         21,691
Saddle Oak Club         Ocala, FL                   -            730       6,743        -       805      730          7,548
Saddlebrook             San Marcos, TX            5321         1,703      11,843        -       311    1,703         12,154
Scio Farms              Ann Arbor, MI               -          2,300      22,659        -     4,010    2,300         26,669
Sea Air                 Rehoboth Beach, DE        4345         1,207      10,179        -       853    1,207         11,032
Sherman Oaks            Jackson, FL                 B            200       2,400      240     4,132      440          6,532
Siesta Bay              Ft. Myers Beach, FL         -          2,051      18,549        -       901    2,051         19,450
Silver Star             Orlando, FL                 -          1,022       9,306        -       452    1,022          9,758
Snow to Sun             Weslaco, TX                 -            190       2,143       15       926      205          3,069
Southfork               Belton, MO                  -          1,000       9,011        -     1,521    1,000         10,532
St. Clair Place         St. Clair, MI               -            501       2,029        -       361      501          2,390

                                                         DATE OF
                                     ACCUMULATED    CONSTRUCTION (C)
PROPERTY NAME             TOTAL     DEPRECIATION    ACQUISITION (A)
----------------------  ----------  ------------    ---------------
High Point                   9,066          740         1997(A)
Holiday Village              4,737        1,476         1986(A)
Holly Forest                 9,695        1,915         1997(A)
Indian Creek                40,233        9,266         1996(A)
Island Lake                  7,480        1,930         1995(A)
Kensington Meadows           6,581        1,478         1995(A)
Kenwood                      2,028          299         1999(A)
King's Court                16,885        3,821         1996(A)
King's Lake                  5,079        1,280         1994(A)
Knollwood Estates            4,473          343         2001(A)
Lafayette Place              7,516        1,267         1998(A)
Lake Juliana                 4,182        1,116         1994(A)
Lake San Marino              6,974        1,606         1996(A)
Leesburg Landing             1,831          215         1996(A)
Liberty Farms                3,445          987         1985(A)
Lincoln Estates              5,109        1,162         1996(A)
Maplewood Mobile             3,371          957         1989(A)
Meadow Lake Estates         14,766        4,406         1994(A)
Meadowbrook                 10,658          980        2000(A&C)
Meadowbrook Estates         10,178        3,007         1986(A)
Meadowbrook Village          5,745        1,687         1994(A)
Meadows                      5,110        1,434         1987(A)
North Point Estates          7,238          408         2001(C)
Oak Crest                   17,277          670         2002(A)
Oakwood Village             14,940        2,006         1998(A)
Orange Tree                  3,623          977         1994(A)
Orchard Lake                 4,464          670         1999(A)
Pebble Creek                 9,522          934        2000(A&C)
Pecan Branch                 5,996          284         1999(C)
Pheasant Ridge              21,361          990         2002(A)
Pin Oak Parc                 9,704        1,887         1994(A)
Pine Hills                   2,460          709         1980(A)
Pine Ridge                   4,161        1,174         1986(A)
Presidential                 8,280        1,889         1996(A)
Richmond                     3,002          468         1998(A)
River Haven                 18,946        1,506         2001(A)
River Ranch                 12,123          133        2000(A&C)
River Ridge                 18,516          910         2002(A)
Roxbury                     11,027          837         2001(A)
Royal Country               23,981        7,230         1994(A)
Saddle Oak Club              8,278        2,290         1995(A)
Saddlebrook                 13,857          623         2002(A)
Scio Farms                  28,969        7,217         1995(A)
Sea Air                     12,239          996         1997(A)
Sherman Oaks                 6,972        1,978         1986(A)
Siesta Bay                  21,501        4,950         1996(A)
Silver Star                 10,780        2,492         1996(A)
Snow to Sun                  3,274          669         1997(A)
Southfork                   11,532        1,902         1997(A)
St. Clair Place              2,891          548         1998(A)

                                                                    SCHEDULE III

SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMLATED DEPRECIATION
DECEMBER 31. 2003
(AMOUNT IN THOUSANDS)

                                                                                   COST CAPITALIZED
                                                                                     SUBSEQUENT TO
                                                                 INITIAL COST         ACQUISITION    GROSS AMOUNT CARRIED AT
                                                                  TO COMPANY         IMPROVEMENTS       DECEMBER 31, 2003
                                                             -------------------- -----------------  -----------------------
PROPERTY NAME                 LOCATION         ENCUMBRANCE     LAND        B & F & LAND      B & F     LAND           B & F
----------------------  --------------------  -------------  --------   -----------------  --------  --------      ---------
Stonebridge             Richfield Twp., MI        1119         2,044           -      180     1,918         2,224           1,918
Stonebridge             San Antonio, TX             -          2,552       2,096    1,881     3,011         4,433           5,107
Summit Ridge            Converse, TX                -          2,615       2,092        -     5,263         2,615           7,355
Sun Villa               Reno, NV                  6567         2,385      11,773        -       403         2,385          12,176
Sunset Ridge            Portland, MI                -          2,044           -        -    11,532         2,044          11,532
Sunset Ridge            Kyle, TX                    -          2,190       2,775        -     5,002         2,190           7,777
Timber Ridge            Ft. Collins, CO             A            990       9,231        -     1,227           990          10,458
Timberbrook             Bristol, IN                 B            490       3,400      101     5,281           591           8,681
Timberline Estates      Grand Rapids, MI            A            535       4,867        -       742           535           5,609
Town and Country        Traverse City, MI           -            406       3,736        -       277           406           4,013
Valley Brook            Indianapolis, IN            A            150       3,500    1,277     9,171         1,427          12,671
Village Trails          Howard City, MI             -            988       1,472        -       735           988           2,207
Water Oak               Lady Lake, FL               -          2,503      17,478        -     6,357         2,503          23,835
West Glen Village       Indianapolis, IN            -          1,100      10,028        -     1,014         1,100          11,042
Westbrook               Toledo, OH                9606         1,110      10,462        -       890         1,110          11,352
Westbrook Senior        Toledo, OH                  -            355       3,295        -       346           355           3,641
White Lake              White Lake, MI              -            672       6,179        -     4,732           672          10,911
White Oak               Mt. Morris, MI              A            782       7,245      112     3,704           894          10,949
Willowbrook             Toledo, OH                               781       7,054        -       703           781           7,757
Windham Hills           Jackson, MI                 -          2,673       2,364        -     7,789         2,673          10,153
Woodhaven Place         Woodhaven, MI               -            501       4,541        -       883           501           5,424
Woodlake Estates        Yoder, IN                   -            632       3,674        -     2,683           632           6,357
Woodlake Trails         San Antonio, TX             -          1,186         287      160     3,279         1,346           3,566
Woodland Park Estates   Eugene, OR                7006         1,592      14,398        -       392         1,592          14,790
Woods Edge              West Lafayette, IN          -            100       2,600        3     7,837           103          10,437
Woodside Terrace        Holland, OH                 -          1,064       9,625        -     1,467         1,064          11,092
Worthington Arms        Lewis Center, OH            -            376       2,624        -     1,267           376           3,891
Corporate Headquarters  Farmington Hills, MI        -              -           -        -     8,628                         8,628
Sun Homes               Various                                                       703    32,035 (3)       703          32,035
                                                            --------    --------  -------  --------      --------      ----------
                                                            $121,499    $723,661  $15,956  $359,289      $137,455 (2)  $1,082,950
                                                            ========    ========  =======  ========      ========      ==========

                                                          DATE OF
                                      ACCUMULATED    CONSTRUCTION (C)
PROPERTY NAME              TOTAL     DEPRECIATION    ACQUISITION (A)
----------------------   ----------  ------------    ---------------
Stonebridge                   4,142            -         1998(C)
Stonebridge                   9,540          590        2000(A&C)
Summit Ridge                  9,970          640        2000(A&C)
Sun Villa                    14,561        2,254         1998(A)
Sunset Ridge                 13,576          826         1998(C)
Sunset Ridge                  9,967          772        2000(A&C)
Timber Ridge                 11,448        2,592         1996(A)
Timberbrook                   9,272        2,618         1987(A)
Timberline Estates            6,144        1,728         1994(A)
Town and Country              4,419        1,040         1996(A)
Valley Brook                 14,098        3,712         1989(A)
Village Trails                3,195          386         1998(A)
Water Oak                    26,338        6,986         1993(A)
West Glen Village            12,142        3,407         1994(A)
Westbrook                    12,462        1,733         1999(A)
Westbrook Senior              3,996          300         2001(A)
White Lake                   11,583        1,904         1997(A)
White Oak                    11,843        2,156         1997(A)
Willowbrook                   8,538        1,398         1997(A)
Windham Hills                12,826        1,443         1998(A)
Woodhaven Place               5,925          990         1998(A)
Woodlake Estates              6,989        1,001         1998(A)
Woodlake Trails               4,912          308        2000(A&C)
Woodland Park Estates        16,382        2,745         1998(A)
Woods Edge                   10,540        2,270         1985(A)
Woodside Terrace             12,156        2,371         1997(A)
Worthington Arms              4,267        1,250         1990(A)
Corporate Headquarters        8,628        2,089         Various
Sun Homes                    32,738        2,403         Various
                         ----------    ---------
                         $1,220,405    $ 209,921
                         ==========    =========

A    These communities collateralize $152.36 million of secured debt.

B    These communities collateralize $41.6 million of secured debt.

C    These communities collateralize $4.61 million of secured debt.

(1) The initial cost for this property is included in the initial cost reported for Continental Estates.

(2)  Includes $1.50 million of land classified in Property under development

(3) Includes $29.26 million of manufactured homes leased to residents in various communities

                                 EXHIBIT INDEX

EXHIBIT                                                                METHOD OF
NUMBER                            DESCRIPTION                           FILLING

12.1   Computation of Ratio of Earnings to Fixed Charges and              (17)
       Ratio Earnings to Combined Fixed Charges and Preferred
       Dividends

21.1   List of Subsidiaries of Sun Communities, Inc.                      (17)

23.1   Consent of PriceWaterhouseCoopers LLP                              (17)

23.2   Consent of Grant Thornton LLP                                      (17)

31.1   Certification of Chief Executive Officer pursuant to               (17)
       Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Certification of Chief Financial Officer pursuant to               (17)
       Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certification of Chief Executive Officer and Chief                 (17)
       Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002